Form 10-Q
period 1996-06-28
CERION TECHNOLOGIES INC
filed 1996-08-12
CIK 1011067

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended               June 28, 1996
                              ------------------------------------------------

                                     OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1984
For the transition period from                   to
                               ------------------  -----------------------------


Commission file number  0-28062
                       ----------

                          CERION TECHNOLOGIES INC.
- - --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


       DELAWARE                                        02-0485458
- - ------------------------                 ---------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)

        1401 Interstate Drive
         Champaign, Illinois                                  61821-1090
- - ----------------------------------------                ------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code           (217) 359-3700
                                                        ------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X             No
                        -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                     Outstanding at June 28, 1996
- - ----------------------------                        ----------------------------
Common Stock, par value $.01                                7,016,184 shares

PART 1   - FINANCIAL INFORMATION
ITEM 1   - FINANCIAL STATEMENTS

                                 CERION TECHNOLOGIES INC.

                                     BALANCE SHEETS
                                 (dollars in thousands)

                                                             June 28,  December 31,
                                                              1996        1995
                                                             --------  ------------
                                                           (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                  $ 3,741     $   173
  Short term investments                                       3,932
  Accounts receivable                                          9,600       5,930
  Inventories                                                    318         312
  Deferred income taxes and other assets                         529          94
                                                             -------     -------
     Total current assets                                     18,120       6,509
Property, plant and equipment, net                             8,317       5,365
Other assets                                                      85          --
                                                             -------     -------
                                                             $26,522     $11,874
                                                             =======     =======

LIABILITIES, PARENT COMPANY INVESTMENT
  AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                      $ 4,798     $ 3,073
  Income taxes payable                                           468          --
                                                             -------     -------
    Total current liabilities                                  5,266       3,073
Deferred income taxes                                            343         343
Parent company investment                                         --       8,458
Shareholders' equity:
  Preferred Stock, par value $.01 per share, 100,000
    shares authorized, none issued                                --          --
  Common Stock, par value $.01 per share, 20,000,000              70          --
    shares authorized; 7,016,184 shares issued and
    outstanding
  Additional paid in capital                                  18,639         --
  Retained earnings                                            2,204          --
                                                             -------     -------
      Total shareholders' equity                              20,913          --
                                                             -------     -------

                                                             $26,522     $11,874
                                                             =======     =======


                            CERION TECHNOLOGIES INC.

                                                 STATEMENTS OF OPERATIONS
                                          (in thousands, except per share data)


                                                Three Months Ended        Six Months Ended
                                                ------------------        ----------------
                                                    (unaudited)             (unaudited)
                                                June 28,    June 30,    June 28,     June 30,
                                                  1996       1995        1996         1995
                                                -------     ------      -------      -------
Net sales                                       $13,440     $5,890      $25,214      $10,918
Cost of sales                                     8,456      4,283       15,554        8,163
                                                -------     ------      -------      -------
  Gross profit                                    4,984      1,607        9,660        2,755
Selling, general and administrative expenses      1,392        484        2,868          992
                                                -------     ------      -------      -------
  Operating income                                3,592      1,123        6,792        1,763
Interest income (expense)                            81        (80)         (39)        (164)
                                                -------     ------      -------      -------
  Income before provision for income taxes        3,673      1,043        6,753        1,599
Provision for income taxes                        1,469        407        2,701          625
                                                -------     ------      -------      -------

Net income                                      $ 2,204     $  636      $ 4,052      $   974
                                                =======     ======      =======      =======

Net income per share                            $  0.36     $ 0.12      $  0.71      $  0.18
                                                =======     ======      =======      =======
Average common shares                             6,039      5,400        5,723        5,400


                           CERION TECHNOLOGIES INC.

                              STATEMENTS OF CASH FLOWS
                                  (in thousands)

                                                            Six Months Ended
                                                          ----------------------
                                                               (unaudited)
                                                          June 28,      June 30,
                                                            1996         1995
                                                          --------      --------
Cash flows provided by (used in) operating activities:
Net income                                                $  4,052      $  974
Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
  Depreciation and amortization                                880         485
  Deferred income taxes                                         --          30
  Changes in operating assets and liabilities:
    Accounts receivable                                     (3,670)       (984)
    Inventories                                                 (6)         52
    Deferred income taxes and other assets                    (520)        (72)
    Accounts payable and accrued expenses                    1,725         603
    Income taxes payable                                       468          --
                                                          --------      ------

Net cash provided by operating activities                    2,929       1,088
                                                          --------      ------

Cash flows used in investing activities:
  Additions to property, plant and equipment                (3,832)       (233)
  Purchase of short-term investments                        (3,932)         --
                                                          --------      ------

Cash flows used in investing activities                     (7,764)       (233)
                                                          --------      ------

Cash flows provided by (used in) financing activities:
  Payments to parent company                                    --        (637)
  Repayment of borrowings                                  (11,142)       (315)
  Dividends paid                                                --          --
  Proceeds from shares issued                               19,545          --
                                                          --------      ------

Cash flows provided by (used in) financing activities        8,403        (952)
                                                          --------      ------

Increase (decrease) in cash                                  3,568         (97)
Cash at beginning of period                                    173          99
                                                          --------      ------
Cash at end of period                                     $  3,741      $    2
                                                          ========      ======
Supplemental disclosure of cash flow information:
  Interest paid                                           $     39      $  164
  Taxes paid                                              $    226      $   --


                          CERION TECHNOLOGIES INC.

                        NOTES TO FINANCIAL STATEMENTS

1.  Earnings Per Common and Common Equivalent Share
    -----------------------------------------------

Earnings per common and common equivalent share is computed based on the total of the weighted average number of common shares and, as applicable, the weighted average number of common equivalent shares outstanding during the period.

                                          Three Months Ended
                                        ----------------------
                                         June 28,     June 30,
                                           1996         1995
                                        ---------    ---------
Common shares outstanding               6,039,278    5,400,000
Common share equivalents                     None         None

The increase in the common shares outstanding represents the issuance of additional shares at the closing of the Company's initial public offering on May 30, 1996.

2.  Revolving Credit Facility
    -------------------------

On May 30, 1996, the Company entered into a three year, $15.0 million revolving credit facility ("facility") with LaSalle National Bank. The facility is collateralized by all the Company's assets and the Company may borrow against the facility based upon prescribed advance rates applied to the Company's accounts receivable; inventories, short-term investments and property, plant and equipment.

The facility bears interest either at the banks prime rate or LIBOR plus 185 basis points. The facility's terms include a fee for the unused credit facility equal to 1/4% applied to the amount of the facility not outstanding payable monthly. The facility contains certain covenants including a limitation of dividends, and the maintenance of certain financial ratios. No amounts were outstanding under the facility as of June 28, 1996.

In connection with the obtaining of the facility, the Company paid a commitment fee equal to 25 basis points (1/4%) of the total facility and other costs totaling approximately $90,000. These costs are amortized over the term of the facility.

Other
- - -----

The financial statements for the three month and six month periods ended June 28, 1996 and June 30, 1995 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Prospectus dated May 24, 1996. The results of operations for the three months and six months ended June 28, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996.

The business of Cerion Technologies Inc. (the "Company") has been operated by Nashua Corporation ("Nashua" or the "Parent") since its acquisition in 1986. As of December 31, 1995, Nashua converted the Company into a wholly-owned subsidiary of Nashua and contributed to it the business of the Nashua Precision Technologies division in return for the Company's stock and its assumption of the liabilities of the business. The Company was renamed Cerion Technologies Inc. on March 4, 1996.

On May 30, 1996, the Company closed on the Initial Public Offering of its stock with the sale of 4,416,000 shares of its Common Stock. Of the 4,416,000 shares of Common Stock sold, 1,615,000 shares were sold by the Company and 2,801,000 were sold by Nashua Corporation. Nashua Corporation continues to own approximately 37% of the Company's outstanding Common Stock.

The shares were sold to the public at $13.00 per share. The net proceeds to the Company after the Underwriting Discount was $19,525,350.

On May 31, 1996, the Company repaid the two outstanding Promissory Notes issued to Nashua Corporation in March 1996 having a combined principal sum of $11,142,000. The prepayments were made without penalty. The Company received the benefit of a prepayment discount of $183,000, representing accrued interest, by paying the $10 million promissory note on or before March 31, 1996. The prepayment discount is included in Interest Income.

On July 9, 1996, the Company announced that StorMedia Inc., a major customer, had canceled all of its outstanding purchase orders with the Company, following a significant loss of orders by StorMedia. The Company has no assurance that it will receive any future orders from StorMedia. This cancellation could have a negative impact on the Company's performance in the third quarter of 1996 and subsequent quarters. StorMedia accounted for approximately 34% of the Company's revenues for the three months ended June 20, 1996 and 47% of its revenue for the fiscal year ended December 31, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

FORWARD -LOOKING STATEMENTS -- SAFE HARBOR
- - ------------------------------------------

         This Report contains certain forward-looking statements, including the statement below regarding the possible impact of cancellation of orders by a major customer. Moreover, from time to time in both written releases and reports and oral statements, the company and its senior management may express expectations regarding future performance of the Company. All of these "forward-looking statements" are inherently uncertain, and investors must recognize that events could turn out to be other than what senior management expected. Key risk factors that could, in particular, have an adverse impact on current and future performance include the Company's dependence on a small number of customers, as witnessed by the recent cancellation of orders by StorMedia Inc. (which has been one of the Company's two largest customers), a possible trend toward vertical integration among thin-film disk manufacturers that may reduce demand for the Company's products, dependence on the intensely competitive and cyclical hard-disk drive industry, absence of long-term purchase commitments from the Company's customers and risk of excess industry capacity, particularly in light of an apparent recent softening in demand for thin-film disks. See "Risk Factors" beginning at Page 6 of the Company's Prospectus dated May 24, 1996 for a more detailed discussion of factors that could affect the Company's performance and the value of its common stock.

THREE MONTHS AND SIX MONTHS ENDED JUNE 28, 1996 AND JUNE 30, 1995

         Net Sales. Net sales increased $7.5 million, or 128.2%, to $13.4 million in the three months ended June 28, 1996 from $5.9 million in the three months ended June 30, 1995. Net sales increased $14.3 million, or 130.9%, to $25.2 million in the six months ended June 28, 1996 from $10.9 million in the six months ended June 30, 1995. This growth is attributable to growth in the market for aluminum disk substrates, growth of net sales to its existing customers and the addition of a new customer in 1996. The increase in net sales consisted primarily of growth in unit volume, and, to a lesser extent, higher average selling prices. Improved utilization of existing production capacity, productivity gains and additional capacity attributable to capital expenditures contributed to growth in unit production. The Company's growth in net sales in the second quarter of 1996 reflected a shift away from commodity-level aluminum disk substrates with lower average selling prices to high-end products requiring more stringent product tolerances and higher average selling prices.

         On July 9, 1996, the Company announced that StorMedia Inc., a major customer, had canceled all of its outstanding purchase orders with the Company, following a significant loss of orders by StorMedia. The Company has no assurance that it will receive any future orders from StorMedia. This cancellation could have a negative impact on the Company's performance in the third quarter of 1996 and subsequent quarters. StorMedia accounted for approximately 34% of the Company's revenues for the three months ended June 20, 1996 and 47% of its revenue for the fiscal year ended December 31, 1995.

         Gross Profit. Gross profit increased $3.4 million to $5.0 million in the three months ended June 28, 1996 from $1.6 million in the three months ended June 30, 1995. Gross profit as a percentage of net sales increased to 37.1% in the second quarter of 1996 compared to 27.3% in the second quarter of 1995. Gross profit increased $6.9 million to $9.7 in the six months ended June 28, 1996 from $2.8 million in the six months ended June 30, 1995. Gross profit as a percentage of net sales increased to 38.3% in the first six months of 1996 compared to 25.2% in the first six months of 1995. The increase in gross profit was due to increases in volume, improved utilization of existing manufacturing capacity and the spreading of fixed costs over a substantially higher sales volume. Gross profit also increased due to higher average selling prices of the Company's products in the second quarter of 1996 compared to the second quarter of 1995.

         Selling, General & Administrative Expenses. Selling, general and administrative expenses increased $908,000, or 188%, to $1.4 million in the three months ended June 28, 1996 from $484,000 in the three months ended June 30, 1995. Selling, general and administrative expenses increased $1.9 million, or 189.1%, to $2.9 million in the six months ended June 28, 1996 from $1.0 million in the six months ended June 30, 1995. This increase was primarily due to the costs of additional personnel to support the Company's growth (including the addition of two executive officers), the costs associated with the Company becoming a stand-alone company, and increased profit-sharing and performance-based bonus expenses. Selling, general and administrative expenses as a percentage of sales increased to 10.4% in the second quarter of 1996 compared to 8.2% in the second quarter of 1995.

         Interest Income. Interest income consists of interest expense allocation to the Company by Nashua for the period March 30, 1996 through May 23, 1996, offset by interest income from short-term investments and the forgiveness of accrued interest on the First Nashua Note as the note was prepaid in full on May 31, 1996.

         Provision for Income Taxes. Provision for income taxes increased to $1.5 million in the three months ended June 28, 1996 from $407,000 in the three months ended June 30, 1995. The Company's effective tax rate was 40% in the second quarter of 1996 compared to 39% in the second quarter of 1995.




LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs and capital expenditures in order to support the Company's sales growth. During the periods presented, these capital requirements have generally been satisfied by cash flows from operations.

Nashua Corporation (previously owned 100% of Cerion until the initial public offering which reduced Nashua's ownership to 37%) historically has performed cash management services for the Company. The Company's cash flow was directed to Nashua, and Nashua in turn provided cash to the Company to fund operating expenses and capital expenditures. On May 31, 1996, this arrangement ceased. Shortly thereafter, the Company and Nashua determined the respective cash flows from the Company to Nashua, and from Nashua to the Company, during the period from January 1, 1996 through May 30, 1996, and settled a net amount due from Cerion to Nashua for approximately $200,000.

Net cash provided by operating activities was $2.9 million and $1.1 million in the six months ended June 30, 1995 and June 28, 1996, respectively. The increase in cash provided by operating activities from the first six months of 1995 to the first six months of 1996 was primarily due to increases in net income and accounts payable as the Company experienced strong growth in net sales. The increase in accounts receivable from December 31, 1995 to June 28, 1996 was associated with the growth of the Company's net sales. The increase in accounts payable from December 31, 1995 to June 28, 1996 consisted of increased trade payables associated with the growth in the business and capital projects undertaken by the Company in connection with its expansion.

Net cash used in investing activities was $7.8 million and $233,000 in the first six months of 1996 and 1995, respectively. Cash used in investing activities was primarily capital expenditures related to modifications that the Company made to its existing equipment and purchases of new equipment to increase manufacturing and efficiency and the purchase of short-term investments with the Company's available cash. The Company's short-term investments are comprised of investment grade commercial paper.

Net cash provided by financing activities increased in the first six months of 1996 due to the proceeds from the initial public offering partially offset by the repayment of the Company's indebtedness. Net cash provided by financing activities was $9.0 million in the first six months of 1996. In the first six months of 1995, net cash used by financing activities was $233,000.

On May 30, 1996, the Company closed on the Initial Public Offering of its stock with the sale of 4,416,000 shares of its Common Stock. Of the 4,416,000 shares of Common Stock sold, 1,615,000 shares were sold by the Company and 2,801,000 were sold by Nashua Corporation. Nashua Corporation continues to own approximately 37% of the Company's outstanding Common Stock.

The shares were sold to the public at $13.00 per share. The net proceeds to the Company after the Underwriting Discount was $19,525,350.

On May 31, 1996, the Company repaid the two outstanding Promissory Notes issued to Nashua Corporation in March 1996 having a combined principal sum of $11,142,000. The prepayments were made without penalty. The Company received the benefit of a prepayment discount of $183,000, representing accrued interest, by paying the $10 million promissory note on or before May 31, 1996. The prepayment discount is included in Interest Income.

INFLATION

In the opinion of management, inflation has not had a material effect on the operations of the Company.

                         PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On August 8, 1996, an individual plaintiff, Joshua Teitelbaum, initiated a lawsuit against the Company, Nashua Corporation, William Blair & Co., David A. Peterson, Paul A. Harter, Richard A. Clark and Gerald G. Garbacz in the Circuit Court of Cook County, Illinois. The action purports to be on behalf of a class consisting of all persons (other than the defendants) who purchased the common stock of the Company between May 24, 1996 and July 9, 1996. The complaint alleges that, in connection with its initial public offering, the Company issued certain materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. The complaint seeks rescissory damages and other relief under certain provisions of federal and Illinois securities laws. The Company believes these allegations to be without merit and intends to defend against this action vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

    10.1. Credit Agreement, dated as of May 31, 1996 between Cerion Technologies Inc., and LaSalle National Bank.

    10.2. Security Agreement by and between Cerion Technologies Inc. and Lasalle National Bank.

    10.3. Stock Pledge Agreement, dated as of May 31, 1996 made by and between Cerion Technologies Inc., and LaSalle National Bank.

    11.1   Computation of Per Share Earnings

    27     Financial Data Schedule

B.  Reports on Form 8-K
    None.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 .





                                               CERION TECHNOLOGIES INC.
                                     -------------------------------------------
                                                     (Registrant)

Date:  August 9, 1996                By: /s/ Richard A. Clark
       --------------                -------------------------------------------
                                          Richard A. Clark
                                          Vice President-Finance,
                                          Chief Financial Officer and Treasurer
                                     (principal financial and duly authorized
                                     officer)