Form 10-Q
period 1996-09-27
CERION TECHNOLOGIES INC
filed 1996-11-07
CIK 1011067

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 27, 1996
                               -------------------------------------------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1984

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number 0-28062
                       -------

                            CERION TECHNOLOGIES INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


        DELAWARE                                        02-0485458
------------------------                 ---------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)

        1401 Interstate Drive
         Champaign, Illinois                             61821-1090
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code      (217) 359-3700
                                                     -----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X    No
          ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                               Outstanding at September 27, 1996
----------------------------                   ---------------------------------
Common Stock, par value $.01                   7,016,184 shares

PART 1   -FINANCIAL INFORMATION

ITEM 1   -FINANCIAL STATEMENTS


                            CERION TECHNOLOGIES INC.

                                 BALANCE SHEETS
                             (dollars in thousands)



                                                            September 27,    December 31,
                                                                1996            1995
                                                            -------------    ------------
                                                             (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                    $ 6,104          $   173
  Short term investments                                         3,502
  Accounts receivable                                            2,648            5,930
  Inventories                                                    1,994              312
  Deferred income taxes and other assets                           495               94
                                                               -------          -------
     Total current assets                                       14,743            6,509
Property, plant and equipment, net                               9,636            5,365
Other assets                                                       102               --
                                                               -------          -------

                                                               $24,481          $11,874
                                                               =======          =======

LIABILITIES, PARENT COMPANY INVESTMENT
  AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                        $ 3,691          $ 3,073
                                                               -------          -------
    Total current liabilities                                    3,691            3,073
Deferred income taxes                                              343              343
Parent company investment                                           --            8,458
Shareholders' equity:
  Preferred Stock, par value $.01 per share, 100,000
    shares authorized, none issued                                  --               --
  Common Stock, par value $.01 per share, 20,000,000                70               --
    shares authorized; 7,016,184 shares issued and
    outstanding
  Additional paid in capital                                    18,639               --
  Retained earnings                                              1,738               --
                                                               -------          -------
      Total shareholders' equity                                20,447               --
                                                               -------          -------

                                                               $24,481          $11,874
                                                               =======          =======

                            CERION TECHNOLOGIES INC.

                                               STATEMENTS OF OPERATIONS
                                         (in thousands, except per share data)


                                                    Three Months Ended               Nine Months Ended
                                                    ------------------               -----------------
                                                        (unaudited)                      (unaudited)
                                               September 27,   September 29,    September 27,    September 29,
                                                   1996            1995             1996             1995
                                               -------------   -------------    -------------    -------------
Net sales                                          $5,522          $7,232          $30,736          $18,150
Cost of sales                                       4,954           5,101           20,515           13,264
                                                   ------          ------          -------          -------
  Gross profit                                        568           2,131           10,221            4,886
Selling, general and administrative expenses        1,446             653            4,306            1,645
                                                   ------          ------          -------          -------
  Operating income (loss)                            (878)          1,478            5,915            3,241
Interest income (expense)                              99             (76)              61             (240)
                                                   ------          ------          -------          -------
  Income (loss) before provision (benefit)
    for income taxes                                 (779)          1,402            5,976            3,001
Provision (benefit) for income taxes                 (312)            548            2,391            1,173
                                                   ------          ------          -------          -------

Net income (loss)                                  $ (467)         $  854          $ 3,585          $ 1,828
                                                   ======          ======          =======          =======


Net income (loss) per share                        $(0.07)         $ 0.16          $  0.58          $  0.34
                                                   ======          ======          =======          =======
Average common shares                               7,016           5,400            6,157            5,400


                            CERION TECHNOLOGIES INC.

                                              STATEMENTS OF CASH FLOWS
                                                   (in thousands)


                                                                       Nine Months Ended
                                                                       -----------------
                                                                          (unaudited)
                                                                September 27,      September 29,
                                                                    1996                1995
                                                               --------------      -------------
Cash flows provided by (used in) operating activities:
Net income                                                        $  3,585             $ 1,828
Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
  Depreciation and amortization                                      1,461                 737
  Deferred income taxes
  Changes in operating assets and liabilities:
    Accounts receivable                                              3,282              (1,657)
    Inventories                                                     (1,682)                 22
    Deferred income taxes and other assets                            (516)                 91
    Accounts payable and accrued expenses                              619                 989
                                                                  --------             -------

Net cash provided by operating activities                            6,749               2,010
                                                                  --------             -------

Cash flows used in investing activities:
  Additions to property, plant and equipment                         5,719              (1,009)
  Purchase of short-term investments                                (4,496)                 --
  Proceeds from redemption of short term investments                   994                  --
                                                                  --------             -------

Cash flows used in investing activities                             (9,221)             (1,009)
                                                                  --------             -------

Cash flows provided by (used in) financing activities:
  Payments to parent company                                                              (779)
  Repayment of borrowings                                          (11,142)               (315)
  Dividends paid                                                        --                  --
  Proceeds from shares issued                                       19,545                  --
                                                                  --------             -------

Cash flows provided by (used in) financing activities                8,403              (1,094)
                                                                  --------             -------

Increase (decrease) in cash                                          5,931                 (93)
Cash at beginning of period                                            173                  99
                                                                  --------             -------
Cash at end of period                                             $  6,104             $     6
                                                                  ========             =======
Supplemental disclosure of cash flow information:
  Interest paid                                                   $     74             $   240
  Taxes paid                                                      $    192             $    --


                            CERION TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. Earnings Per Common and Common Equivalent Share
   -----------------------------------------------

Earnings per common and common equivalent share is computed based on the total of the weighted average number of common shares and, as applicable, the weighted average number of common equivalent shares outstanding during the period.
                                                     Three Months Ended
                                                     ------------------
                                             September 27,       September 29,
                                                 1996                1995
                                             -------------       -------------
Common shares outstanding                        7,016,184           5,400,000
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

The facility bears interest either at the banks prime rate or LIBOR plus 185 basis points. The facility's terms include a fee for the unused credit facility equal to 1/4% applied to the amount of the facility not outstanding payable monthly. The facility contains certain covenants including a limitation of dividends, and the maintenance of certain financial ratios. No amounts were outstanding under the facility as of September 27, 1996.

In connection with the obtaining of the facility, the Company paid a commitment fee equal to 25 basis points (1/4%) of the total facility and other costs totaling approximately $112,000. These costs are amortized over the term of the facility.

The net loss reported for the three month period ended September 27, 1996 results in the Company being out of compliance with certain financial covenants in its revolving credit facility with its lender. The Company expects to renegotiate the terms of its facility. As the Company has no debt outstanding, this development has only an effect to the Company in terms of future borrowing requirements.

Other
-----

The financial statements for the three month and nine month periods ended September 27, 1996 and September 29, 1995 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Prospectus dated May 24, 1996. The results of operations for the three months and nine months ended September 27, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996.

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

On May 31, 1996, the Company repaid the two outstanding Promissory Notes issued to Nashua Corporation in March 1996 having a combined principal sum of $11,142,000. The prepayments were made without penalty. The Company received the benefit of a prepayment discount of $183,000, representing accrued interest, by paying the $10 million promissory note on or before May 31, 1996. The prepayment discount is included in Interest Income for the nine months ended September 27, 1996.

On July 9, 1996, the Company announced that StorMedia Inc., a major customer, had canceled all of its outstanding purchase orders with the Company, following a significant loss of orders by StorMedia. The Company has no assurance that it will receive any future orders from StorMedia. This cancellation had a negative impact on the Company's performance in the third quarter of 1996 and could have a negative impact on subsequent quarters. StorMedia accounted for approximately 7% and 34% of the Company's revenues for the three months ended September 27, 1996 and June 28, 1996, respectively, and 47% of its revenue for the fiscal year ended December 31, 1995.

Employment Contracts
--------------------

The Company entered into employment contracts with its executive officers that provide for specified conditions and benefits of employment including; contract length of either two or three years, salary continuation and benefits upon termination of either two or one year, and a noncompete provision for a period of one-year after final payment is made to the employee under the agreements. The agreements provide for the employees to receive salary continuation equal to three times salary in the event a change of control occurs as defined in the agreements and employment termination occurs within three years of when such change in control occurs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

FORWARD -LOOKING STATEMENTS -- SAFE HARBOR
------------------------------------------

This Report contains certain forward-looking statements, including the statement below regarding the possible impact of cancellation of orders by a major customer and backwards integration within the industry towards the manufacture of aluminum disk substrates. Moreover, from time to time in both written releases and reports and oral statements, the company and its senior management may express expectations regarding future performance of the Company. All of these "forward-looking statements" are inherently uncertain, and investors must recognize that events may differ from Senior Management expectations. Key risk factors that could, in particular, have an adverse impact on current and future performance include the Company's dependence on a small number of customers, as witnessed by the cancellation of orders in July 1996 by StorMedia Inc. (which had been one of the Company's two largest customers), a trend toward vertical integration among thin-film disk manufacturers that may reduce demand for the Company's products, dependence on the intensely competitive and cyclical hard-disk drive industry, absence of long-term purchase commitments from the Company's customers and risk of excess industry capacity, particularly in light of an apparent recent softening in demand for thin-film disks. See "Risk Factors" beginning at Page 6 of the Company's Prospectus dated May 24, 1996 for a more detailed discussion of factors (updated by the foregoing and other discussion in this Report) that could affect the Company's performance and the value of its common stock.

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995

     Net Sales. Net sales decreased $1.7 million, or 23.6%, to $5.5 million in the three months ended September 27, 1996 from $7.2 million in the three months ended September 29, 1995. This decrease of revenue in the three months ended September 27, 1996 is attributable to the loss of sales volume with cancellation of orders by a major customer and lower than expected orders from remaining customers. The reduced orders are attributable to an apparent slowdown in industry requirements and the expansion of capacity for the manufacture of aluminum disk substrates by customers and potential customers, limiting current overall order potential. The lower order volumes combined with the other factors noted here resulted in lower average selling prices in the third quarter and such prices are expected to continue to decrease in subsequent quarters.

Net sales increased $12.6 million, or 69.6%, to $30.7 million in the nine months ended September 27, 1996 from $18.1 million in the nine months ended September 29, 1995. This growth during the beginning of the nine month period was attributable to growth in the market for aluminum disk substrates, growth of net sales to its existing customers and the addition of a new customer in the beginning of 1996. The increase in net sales consisted primarily of growth in unit volume due to improved utilization of existing production capacity, productivity gains and capital expenditures for additional capacity.

On July 9, 1996, the Company announced that StorMedia Inc., a major customer, had canceled all of its outstanding purchase orders with the Company, following a significant loss of orders by StorMedia. The Company has no assurance that it will receive any future orders from StorMedia. This cancellation had a negative impact on the Company's performance in the third quarter of 1996 and could have a negative impact on subsequent quarters. StorMedia accounted for approximately 7% and 34% of the Company's revenues for the three months ended September 27, 1996 and June 28, 1996, respectively, and 47% of its revenue for the fiscal year ended December 31, 1995.

     Gross Profit. Gross profit decreased $1.5 million to $0.6 million in the three months ended September 27, 1996 from $2.1 million in the three months ended September 29, 1995. Gross profit as a percentage of net sales decreased to 10.3% in the third quarter of 1996 compared to 29.5% in the third quarter of 1995. The decrease in gross profit was attributable to the under utilization of existing capacity and the spreading of higher fixed costs attributable to a larger available production capacity over a substantially lower sales volume. Gross profit also decreased due to lower average selling prices of the Company's products in the third quarter of 1996 compared to the third quarter of 1995. Gross profit increased $5.3 million to $10.2 million in the nine months ended September 27, 1996 from $4.9 million in the nine months ended September 29, 1995. Gross profit as a percentage of net sales increased to 33.3% in the first nine months of 1996 compared to 26.9% in the first nine months of 1995. The increase in gross profit was due to increases in volume, improved utilization of existing manufacturing capacity and the spreading of fixed costs over a substantially higher sales volume during the first six months of 1996.

     Selling, General & Administrative Expenses. Selling, general and administrative expenses increased $793,000, or 121%, to $1.4 million in the three months ended September 27, 1996 from $656,000 in the three months ended September 29, 1995. Selling, general and administrative expenses increased $2.7 million, or 162%, to $4.3 million in the nine months ended September 27, 1996 from $1.6 million in the nine months ended September 29, 1995. This increase was primarily due to the costs of additional personnel to support the Company's growth experienced in the first six months of 1996 (including the addition of two executive officers), the costs associated with the Company becoming a stand-alone company, and increased profit-sharing and performance-based bonus expenses during the first six months of 1996. Selling, general and administrative expenses as a percentage of net sales increased to 26.2% in the third quarter of 1996 compared to 9.0% in the third quarter of 1995. The increase in the percentage results from both growth in absolute spending and a lower revenue base during the third quarter of 1996.

     Interest Income. Interest income consists of interest income from short-term investments.

     Provision (Benefit) for Income Taxes. The Company recognized a benefit for income taxes of $312,000 in the three months ended September 27, 1996 resulting from operating losses compared to a provision for income taxes of $548,000 in the three months ended September 29, 1995. The Company's effective tax rate was 40% in the third quarter of 1996 compared to 39% in the third quarter of 1995.

     Fourth Quarter 1996. The Company expects that future operating results will be impacted by industry vertical integration that reduces demand for its products and will result in lower sales prices and gross margins. The Company expects that the financial results for the fourth quarter of 1996 will not exceed the results reported for the three months ended September 27, 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements have been to fund working capital needs and capital expenditures in order to support the Company's sales growth experienced in the first six months of 1996. During the periods presented, these capital requirements have generally been satisfied by cash flows from operations. Nashua Corporation (previously owned 100% of Cerion until the initial public offering which reduced Nashua's ownership to 37%) historically has performed cash management services for the Company. The Company's cash flow was directed to Nashua, and Nashua in turn provided cash to the Company to fund operating expenses and capital expenditures. On May 31, 1996, this arrangement ceased. Shortly thereafter, the Company and Nashua determined the respective cash flows from the Company to Nashua, and from Nashua to the Company, during the period from January 1, 1996 through May 30, 1996, and settled a net amount due from Cerion to Nashua for approximately $200,000.

Net cash provided by operating activities was $6.7 million and $2.0 million in the nine months ended September 27, 1996 and September 29, 1995, respectively. The increase in cash provided by operating activities from the first nine months of 1995 to the first nine months of 1996 was primarily due to increases in net income and the decrease in accounts receivable from December 31, 1995 to September 27, 1996 associated with the decline of the Company's net sales experienced in the three months ended September 27, 1996. The increase in accounts payable from December 31, 1995 to September 27, 1996 consisted of increased trade payables associated with the overall growth in the business and capital projects undertaken by the Company in connection with its expansion that were begun in the second quarter.

Net cash used in investing activities was $9.2 million and $1.0 million in the first nine months of 1996 and 1995, respectively. Cash used in investing activities was primarily capital expenditures related to modifications of existing equipment, purchases of new equipment and the purchase and redemption of short-term investments. The newly purchased equipment increased both manufacturing capacities and efficiencies. The Company's short-term investments are comprised of investment grade commercial paper.

Net cash provided by financing activities increased in the first nine months of 1996 due to the proceeds from the initial public offering partially offset by the repayment of the Company's indebtedness. Net cash provided by financing activities was $8.4 million in the first nine months of 1996. In the first nine months of 1995, net cash used by financing activities was $1.1 million.

The Company is currently renegotiating the terms of its revolving credit facility with LaSalle National Bank because of being out of compliance with certain financial covenants. As the Company has no debt outstanding, being out of compliance has only an effect to the Company in terms of future borrowing requirements. The Company's current levels of cash and cash equivalents combined with short-term investments will be sufficient to meet near term cash requirements of the Company including planned capital expenditures through the end of 1996. The Company has put the construction of a second manufacturing facility on hold at this time.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

On August 8, 1996, an individual plaintiff, Joshua Teitelbaum, initiated a lawsuit against the Company, Nashua Corporation ("Cerion"), William Blair & Co., David A. Peterson, Paul A. Harter, Richard A. Clark and Gerald G. Garbacz in the Circuit Court of Cook County, Illinois. The action purports to be on behalf of a class consisting of all persons (other than the defendants) who purchased the common stock of the Company between May 24, 1996 and July 9, 1996. The complaint alleges that, in connection with the Company's initial public offering, the defendants issued certain materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. The complaint alleges that the defendants violated sections 11, 12, and 15 of the 1993 Securities Act sections 12 and 13 of the Illinois Blue Sky Law. The complaint seeks a declaration that the case may proceed as a class action, damages, recission of the sale of the Company's common stock by the Company, costs, attorneys fees, and other relief on behalf of the individual plaintiff and the class. The Company believes the lawsuit to be without merit and intends to vigorously defend against this action.

On September 4, 1996, an individual plaintiff, Philippe Olczyk, initiated a lawsuit against the Company, Nashua Corporation, William Blair & Co., David A. Peterson, Daniel M. Junius and Gerald G. Garbacz in the Circuit Court of Cook County, Illinois. The action purports to be on behalf of a class consisting of all persons (other than the defendants) who purchased the common stock of the Company between May 24, 1996 and July 9, 1996. The complaint alleges that, in connection with the Company's initial public offering, the defendants issued certain materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. The complaint alleges that the defendants violated the Illinois Blue Sky Law and the Illinois Consumer Fraud and Deceptive Practices Act. The complaint seeks declarations that the case may be maintained as a class action and that the defendants violated the Illinois Consumer Fraud Act, actual punitive damages, costs, attorneys fees, appointment of a trustee, and other relief. The Company believes the lawsuit to be without merit and intends to vigorously defend against this action.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

A. Exhibits

   10.1 Employment Contract between Cerion Technologies Inc. and David Peterson as President and Chief Executive Officer.

   10.2 Form of Employment Contract between Cerion Technologies Inc. and the four remaining executive officers of the Company.

   11.1 Computation of Per Share Earnings

B. Reports on Form 8-K

   None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    CERION TECHNOLOGIES INC.
                                                --------------------------------
                                                         (Registrant)

Date:  November 8, 1996                         By: /s/ Richard A. Clark
                                                   -----------------------------
                                                   Richard A. Clark
                                                   Vice President-Finance,
                                                   Chief Financial Officer and
                                                     Treasurer
                                                   (principal financial and duly
                                                     authorized officer)