Form 10-K405
period 1996-12-31
CERION TECHNOLOGIES INC
filed 1997-03-31
CIK 1011067

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996      COMMISSION FILE NUMBER 1-5492-1

                            CERION TECHNOLOGIES INC.
             (Exact name of registrant as specified in its Charter)

                   DELAWARE                                     02-0485458
      (State of or other jurisdiction of         (I.R.S. Employer Identification Number)
        incorporation or organization)

                             1401 INTERSTATE DRIVE
                           CHAMPAIGN, ILLINOIS 61821
                                 (217) 359-3700
    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes X      No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     On February 28, 1997, the aggregate market value of the voting stock held by nonaffiliates totaled approximately $29,828,000 based on the closing stock price as reported by The Nasdaq Stock Market.

     On February 28, 1997, there were 7,018,406 shares of common stock, $.01 par value, of the registrant issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the definitive Proxy Statement to be delivered to Shareholders in connection with the Annual Meeting of Shareholders to be held May 7, 1997 are incorporated by reference herein.

2. Portions of the 1996 Annual Report to Shareholders are incorporated by reference herein.

3. Portions of the registrant's Registration Statement on Form S-1 (Registration No. 333-2590) are incorporated by reference herein.

================================================================================

                            CERION TECHNOLOGIES INC.
                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
                                            PART I
Item 1.    Business.....................................................................    3
Item 2.    Facilities and Properties....................................................   10
Item 3.    Legal Proceedings............................................................   10
Item 4.    Submission of Matters to a Vote of Security Holders..........................   11
                                           PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters........   11
Item 6.    Selected Financial Data......................................................   12
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations...................................................................   12
Item 8.    Financial Statements and Supplementary Data..................................   16
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure...................................................................   16
                                           PART III
Item 10.   Directors and Executive Officers of the Registrant...........................   16
Item 11.   Executive Compensation.......................................................   18
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............   18
Item 13.   Certain Relationships and Related Transactions...............................   18
                                           PART IV
Item 14.   Exhibits, Financial Statements Schedules and Reports on Form 8-K.............   18
Signatures..............................................................................   21

     This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in the Company's 1996 Annual Report to Shareholders in the section titled "Outlook" (which section is hereby incorporated by reference herein). Such forward-looking statements speak only as of the date on which they are made, and the Company cautions not to place undue reliance on such statements. The Company disclaims any duty to update any such statements.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Cerion Technologies Inc. ("Cerion" or "the Company") manufactures precision-machined aluminum disk substrates, which are the metallic platforms of magnetic thin film disks used in the hard disk drives of portable and desktop computers, network servers, add-on storage devices and storage upgrades. The Company's manufacturing and engineering expertise, together with its proprietary manufacturing processes and equipment, enable it to supply customers with high product volumes and consistent quality while meeting increasingly stringent product tolerances. The Company believes that its ability to develop and manufacture high quality aluminum substrates helps thin film disk manufacturers meet the rapidly evolving technological requirements of the hard disk drive market. The Company has used its core competencies in precision machining to produce aluminum organic photo conductor ("OPC") drum substrates for laser printer cartridges and maintains this manufacturing capability. See "Factors That Affect Future Results" hereunder for discussion regarding matters that may affect the Company's future performance.

INDUSTRY BACKGROUND

     Fluctuating Market Conditions. The markets in which the Company sells its aluminum disk substrates have shown rapid growth in demand, but increased demand has also generated a rapid growth in production. Periods of shortage have alternated recently with periods of oversupply. During the latter half of 1996, and continuing since then, the market appears to have been dominated by oversupply, and consequently, pricing pressures. Although the Company's strategy during 1996 was to compete on quality more than on price, during the latter half of 1996 the Company was nevertheless forced to compete increasingly on price, even on those products meeting the tightest specifications. These changing market forces had a significant impact on the Company's sales and margins.

     Growth in Demand. The introduction of increasingly powerful microprocessors and more memory intensive software, combined with the development and growth of multimedia computing applications and Internet usage, have stimulated demand for PCs in both the home and business markets. In addition, the applications currently being developed for PCs require greater storage capacity, sharply increasing the demand for high-capacity disk drives. According to International Data Corporation, mean storage capacity per desktop disk drive has increased from 170 megabytes in 1993 to 540 megabytes in 1995. The market demand for aluminum substrates used for thin film disks in disk drives has been growing rapidly, stimulated by demand for PCs, storage upgrades and add-ons to existing computers and the growing use of sophisticated network servers. According to TrendFOCUS in 1996, an industry publication, the number of thin film disks produced worldwide in 1993, 1994, 1995, and 1996 was 134 million, 186 million, 256 million, and 344 million, respectively, and projected at 426 million in 1997, which would represent a compound annual growth rate of approximately 34 percent over this five-year period.

     Although the average storage capacity per disk drive has increased significantly, the average number of disks per drive has remained relatively constant, primarily as a result of significant advances in technology and in the storage capacity of thin film disks. The Company believes that success in the disk drive industry will continue to depend on the ability of the disk drive manufacturers, together with their suppliers of critical components, such as thin film disks and disk substrates, to keep pace with these advances. As a result, thin film disk manufacturers are likely to continue to require more stringent smoothness and flatness tolerances and higher quality levels from their aluminum disk substrate suppliers.

     Growth in Supply. Aluminum disk substrates are produced by vertically integrated thin-film disk manufacturers and by independent producers, including the Company and Kobe Steel, Ltd. ("Kobe") through its subsidiaries. Cerion's primary independent aluminum disk substrate competitor is Kobe, which the Company believes has production capacity that is substantially greater than that of the Company. In addition, vertically integrated companies produce substrates, such as Seagate Technologies, Inc. ("Seagate"), Akashic Memories Corporation ("Akashic") and Komag, Inc. ("Komag"). In addition, during 1996, two other major companies began to move towards vertically-integrated production, as StorMedia Incorporated ("StorMedia") announced that it will produce aluminum disk substrates at a new manufacturing facility in Singapore, and HMT Technology Corporation ("HMT") acquired a facility in Oregon for aluminum disk substrate production. While Cerion has been able to sell substrates to certain of these vertically integrated companies, it has lost revenues from others, including a significant amount of revenues lost from one vertically integrated company, HMT. Even as the demand has increased for smoothness, flatness and uniformity, pricing pressures have also increased substantially during the latter half of 1996, even for disks meeting the most stringent specifications.

     Changes in Aluminum Disk Substrate Performance Characteristics. A thin film disk is composed of a substrate, generally aluminum, which must be flat, smooth and free of surface defects. This base substrate is then coated with very thin layers of nickel and magnetic material, which create the disk's magnetic properties. Minor deviations in the tolerance or qualities of the aluminum substrate can cause significant numbers of disks to be rejected, creating significant yield loss to thin film disk manufacturers.

     The increased demand for high-performance disk drives has resulted in increased pressures for aluminum substrate manufacturers to tighten their specifications for smoothness, flatness and uniformity. These qualities contribute to improved disk performance in the following ways: (i) the flatter the disk, the less risk that the recording head will "crash" against the surface of the disk, thus increasing the performance and reliability of the finished product; (ii) with a smoother original substrate, thin film disk manufacturers are able to spend less time and use less material on the smoothing of the nickel plating layer that is applied on the aluminum substrate, resulting in cost efficiencies; and (iii) a smoother disk facilitates storage of information at higher densities, thus increasing the disk's memory capability.

THE CERION STRATEGY

     Cerion focuses on providing value-added engineering and technological solutions that meet the demands of markets requiring precision finishing of aluminum. The Company's strategy is to combine engineering expertise, innovative manufacturing techniques and proprietary equipment to provide a high volume of advanced, precision-machined products of consistent, high quality at competitive prices. This strategy has been heavily influenced by the teachings of Dr. W. Edwards Deming, a consultant to the Company from 1986 until his death in 1993. The Company adopted many of his management principles.

     In the latter half of 1996, market conditions forced the Company to pursue "commodity," or "low-end" products for most of its aluminum disk substrate production to maintain market share, and the Company expects that a dominant portion of its 1997 revenue will also be derived from the low-end of this market. Nevertheless, the Company believes that if it is to be successful over the longer term it must shift the dominant portion of its sales to the "high end" of the market, in which products must meet more demanding specifications of flatness, smoothness and uniformity. The Company succeeded in achieving this goal during the latter half of 1995 and the first half of 1996. Despite the quality of the Company's products, it was unable to sustain this sales mix during the latter half of 1996 because it was faced with backwards integration by its largest customer and cancellation of orders by its second largest customer due to excess supply. As noted above, the Company expects the impact of these developments to make it unlikely that it will be able to shift sales back to the "high end" of its market during 1997.

     The Company has sought to be a supplier to the "high end" of the disk market for the following reasons: (i) those customers that demand the highest quality and most stringent tolerances have the greatest ability to benefit from the value added by the Company's core competencies -- its engineering skills, proprietary manufacturing processes and proprietary equipment; and (ii) the Company believes that, unlike the "lower end", less exacting segment of the disk market, suppliers in the "high end" of the market compete substantially on quality as well as on price, thereby permitting higher average selling prices.

     The key elements of the Company's strategy are as follows:

     - Focus on Manufacturing Cost Improvement. The reduction in market demand for the Company's products in the second half of 1996, driven by backwards integration by its largest customer, and cancellation of orders by its second largest customer, required the Company to pursue "commodity", "low-end" products to maintain market share. The Company expects that a dominant portion of its 1997 revenue will be derived from this "low-end" substrate. Thus, Cerion is focused on bringing manufacturing costs in line with new pricing standards in the industry. This focus requires innovative manufacturing process changes designed to increase output from existing labor and equipment resources. One element of the strategy is the automation of processing steps which is currently under evaluation.

     - Development of "High-End" Products. The Company believes it is a leader in developing new products exceeding current industry requirements. For example, the Company's innovations in proprietary processes, such as chemical etching, resulted in the manufacture of substrates capable of meeting increasingly stringent tolerance requirements. In addition, Cerion's proprietary grinding technology has led to the development of the Company's newest product, its FFX Super Smooth ("FFX") disk, which is substantially smoother than aluminum disk substrates commercially available. The FFX disk is being sold to one customer in small quantities. The Company focuses on developing products ahead of market requirements, increasing the likelihood that the Company's products will be designed into new disk media for higher-capacity disk drives.

     - Continue to Improve Proprietary Manufacturing Processes and Production Equipment. The Company seeks to continue to improve its manufacturing processes and equipment to increase efficiency and production capacity and to improve product quality. The Company believes its proprietary equipment enables Cerion to achieve significant cost savings and reduces the capital required to expand capacity. In addition, the Company believes that continuing advances in these areas have helped Cerion to develop manufacturing expertise that may give it a competitive advantage.

     - Maintain Strict Control of Manufacturing Process. The Company's real-time statistical monitoring of its manufacturing processes results in greater product uniformity and higher production yields, and provides its customers with more detailed statistical information regarding product consistency, which can improve Cerion's customers' production yields relative to competing substrates. In addition, product uniformity is an essential factor in the supplier qualification process of disk drive manufacturers. The Company's quality system is ISO 9001 registered.

PRODUCTS

     The Company currently manufactures products within two categories: aluminum disk substrates, which represented at least 95 percent of net sales for the last three years, and OPC drum substrates. Cerion's aluminum disks are the base, or substrate, for the memory disk in a hard disk drive. The Company's current aluminum disk substrate products consist of 130mm (5 1/4 inch), 95mm (3 1/2 inch) and 65mm (2 1/2 inch) diameter disks. The 95mm product, which accounts for the large majority of the Company's current disk substrate sales, is used primarily in the hard disk drives of desktop computers, network servers and add-on storage devices. The 65mm diameter product is used primarily in laptop computers. The Company's aluminum disk substrates have evolved significantly over time. For example, the Company's 95mm product, which the Company has been selling since 1987 for thin film disk applications, has been enhanced over time to incorporate greatly improved characteristics for smoothness, flatness, and dimensional variations.

     Most laser printers and certain office copiers contain an organic photoconductor ("OPC") imaging drum which accepts an electric charge that attracts toner for transfer to paper. These OPC drums use a precision-machined aluminum substrate onto which a photo-reactive coating is applied. OPC drums are incorporated into laser printer cartridges that are consumed during operation and replaced on a regular basis. The Company has produced and maintains manufacturing capabilities for OPC drum substrates in 30mm and 40mm diameters for use in desktop laser printer cartridges. The Company also is developing OPC drum substrates and magnetic roller substrates for use in office copiers and laser printer cartridges, respectively.

     The Company currently is exploring other offerings to expand on its core product lines. The Company has developed its FFX disk, which is designed to be a "high-end" 95mm product and which has only one-quarter of the surface roughness of the Company's standard product. Cerion's FFX disk is being sold to one customer in small quantities. In addition, the Company is investigating the application of its precision-machining capabilities for other products, materials and industries.

MANUFACTURING PROCESSES AND PROPRIETARY EQUIPMENT

     The Company's manufacturing methods are derived from careful attention to the practice of continuous improvement and statistical methods of data analysis. Together with its engineering expertise and internally developed proprietary equipment, the Company believes its manufacturing and processing methods provide it with lower capital equipment costs relative to certain of its competitors, as well as superior yields and product quality. In the application of these processes, the Company has arranged its manufacturing operation in a cellular manner. The Company staffs each cell with a team of cross-trained employees. These teams monitor the productivity of their individual cells and are trained to prevent and, if necessary, correct quality problems within their cells. In addition, teams are encouraged to suggest process improvements. These individual manufacturing cells are built around equipment necessary for most process steps, thus allowing each cell to operate, in many respects, as a mini-factory. This cellular approach substantially reduces in-process inventory, facilitates more effective communication, and improves both quality and productivity.

     The following diagram summarizes the stages in the Company's aluminum disk substrate manufacturing process:

                STAGE                                         DESCRIPTION
-------------------------------------     ---------------------------------------------------


-------------------------------------     Raw aluminum blanks are received by the Company and
          Thickness Sorting               sorted by individual thickness to a resolution of
-------------------------------------     .0001 of an inch.


-------------------------------------     Blanks are chemically etched to reduce thickness
          Chemical Etching                variation and remove the hard oxide layer on the
-------------------------------------     surface, making the disks easier to grind.


-------------------------------------     The inner and outer diameters of the disks are
     Edge and Chamfer Machining           machined to exacting tolerances and are finished to
-------------------------------------     specific chamfer angles.


-------------------------------------     The disks are subjected to high temperatures to
              Annealing                   release stresses built up during the preceding
-------------------------------------     machining step.


-------------------------------------     A very fine abrasive grinding stone is applied to
              Grinding                    the disk to produce the final surface finish,
-------------------------------------     thickness and flatness.



     Even though there are extensive quality checks throughout the process, some parameters can be checked only after the grinding stage. Those parameters include visual quality, surface finish, thickness and flatness.

     The Company's real-time statistical monitoring of its processes results in greater product uniformity and higher production yields, and provides its customers with more detailed statistical information regarding product consistency.

     The greater uniformity of the Company's products can improve the customers' individual production yields relative to competing aluminum disk substrates. Proprietary real-time tracking systems allow the Company to pinpoint where in the manufacturing process a defect may have occurred, so that any disks affected may be isolated and removed. It also provides for feedback to the operators in order to eliminate the source of the defect immediately.

     The Company's study of its customers' manufacturing processes has led to the adoption of certain manufacturing and processing methods that the Company believes to be unique. For instance, Cerion has pioneered the use of chemical etching in the manufacture of aluminum disk substrates. This process was developed in collaboration with the University of Illinois chemical engineering department and certain of the Company's suppliers. Today, the majority of the aluminum disk substrates produced by the Company are chemically etched.

  Proprietary Equipment and Processes

     The Company has developed proprietary equipment and processes that allow it to produce aluminum disk substrates within narrow specifications of smoothness, flatness and uniformity. For example, the Company has internally developed and built proprietary grinding machines for its own use, which the Company believes provide it with both a cost advantage and superior substrate over that produced by commercially available grinders. The capital cost of the Company's custom-built proprietary grinding machine is less than 25 percent of the list price of comparable grinders from a leading manufacturer.

     The Company's internally developed and manufactured proprietary abrasive stones used in the grinding process are significantly less expensive than typical commercially available alternatives. In-house control of grinding stone fabrication enables the Company to produce superior products with less machining time and allows for the custom fabrication of grinding stones for specific products. Custom fabrication of grinding stones has enabled Cerion to pioneer its new FFX product, which has a mirror-like surface with an average surface roughness of less than 20 angstroms (a unit of length equal to one ten-millionth of a millimeter), as opposed to the 80 angstrom average of the current disk substrates sold by the Company.

  Employee Participation

     Cerion believes that a critical component of its program of continuous process improvements and quality control is the active participation of its employees in these efforts. Employee teams are aware of production targets and meet regularly to discuss and evaluate process improvements. As incentive to such involvement, the Company in the first half of 1996 distributed 4 percent of its pretax earnings to its employees (other than executive officers) as profit sharing when the Company had positive operating performance.

     To facilitate process improvements, the Company encourages employees to pursue their own ideas by providing a procedure in which an employee writes a detailed description of a process improvement that is then reviewed by key engineering, manufacturing, training, maintenance and safety personnel. If approved, the Company provides support, such as process or safety engineering, to the employee, who is then responsible for implementation of his or her suggestion on a trial basis. At the end of the trial period, the employee prepares a report, including results and recommendations, and, if the trial has been successful, a change notification document is issued. Upon approval of key areas, the change is implemented system-wide. The Company assigns a process engineer full time to facilitate employee team meetings to review process improvement issues.

     The Company places significant emphasis on training and education. Cerion provides a tuition payment benefit available to all employees. In addition, the Company's hourly pay system works on a pay-for-skills basis. Employees are certified to pre-set standards in various skills relating to their job assignments. As the employees earn additional certifications, their pay increases. Classroom training in statistics, decision-making, business basics, teamwork and systems-thinking are being added to this skill certification system. The Company believes these practices foster a Company-wide dedication, sense of common ownership and increased skills which contribute to higher product quality and manufacturing yields.

CUSTOMERS AND MARKETING

     Aluminum disk substrates represented over 95% of the Company's sales in 1995 and 1996. During 1996, Cerion shipped the majority of its aluminum disk substrates to four companies, HMT, StorMedia, Trace Storage Technologies Inc. ("Trace") and Seagate, representing approximately 45%, 30%, 11%, and 6%, respectively, of the Company's net sales of disk substrates. During the fourth quarter of 1996, the Company shipped its aluminum disk substrates to six companies, Trace, StorMedia, Akashic, Seagate, HMT, and International Business Machines ("IBM"), representing approximately 20%, 19%, 18%, 17%, 13%, and 12%, respectively. In its OPC drum substrate product line, the Company primarily shipped products in 1995 and 1996 to two companies, Nashua Corporation ("Nashua") and Xerox Corporation ("Xerox"). Cerion's customer base, and each customer's relative importance, has fluctuated significantly and the Company believes it will continue to do so. In addition, as is customary in the industry, Cerion's sales generally are made pursuant to purchase orders which are subject to cancellation, modification or rescheduling generally without penalties and, in the past, certain orders have been canceled or deferred, as evidenced by the cancellation of all orders by StorMedia in the third quarter of 1996 and a reduction in orders to zero by HMT in the fourth quarter of 1996.

     The Company, which has produced aluminum disk substrates since 1982, emerged in 1994 from a primarily captive supplier relationship with Nashua's Computer Products Divisions. Since the sale by Nashua of that division in 1994, Cerion has expanded its customer and product base in response to growth in market demand for substrates, and it continues its efforts to broaden this customer base, both in the aluminum disk substrate and OPC drum substrate markets. Nevertheless, the Company believes that its dependence on a small number of customers will continue. Consequently, the loss of, or reduction in demand from, one or more aluminum disk substrate customers through backwards integration, consolidation, adverse financial circumstances, production disruptions or otherwise does from time to time have a material adverse effect on the Company's business, results of operations and financial condition.

     Cerion, like other suppliers to the thin film disk industry, is required to work closely with thin film disk manufacturers in order to meet their specifications and to become qualified as a supplier. Qualifying aluminum disk substrates requires the Company to work extensively with the customer to meet product specifications. Therefore, customers often require a significant number of product presentations and demonstrations as well as substantial interaction with the Company's senior management before making a purchasing decision. Accordingly, Cerion's products typically have a lengthy sales cycle during which the Company may expend substantial financial resources and management time and effort with no assurance that a sale will result.

     To meet these demands, the Company uses a system of multi-tiered communication for sales, marketing and customer service. Senior management of the Company, as well as production, operation and engineering personnel, directly market and interact with their counterparts at the Company's customers. The Company believes that this multi-tiered approach has resulted in strong, active relationships with both customers and suppliers and has helped Cerion pursue close technical collaboration with its customers during the design phase of new products and throughout the products' subsequent life cycle.

SOURCES OF SUPPLY

     The Company relies on Alcoa Memory Products, Inc., a subsidiary of Aluminum Company of America, Incorporated ("Alcoa") as its sole source of supply for the aluminum disk blanks used in producing substrates. The Company also relies on VAW of America, Inc. ("VAW") as its sole source of supply for the aluminum drum blanks used in producing OPC drum substrates. A limited number of suppliers provide certain chemicals used in the Company's manufacturing processes. These chemicals often are customized to meet the Company's needs. Cerion has no long-term supply agreement with Alcoa, VAW or any of its other suppliers. The Company's reliance on Alcoa, VAW and its chemical suppliers therefore entails risk. If their products were to become unavailable or available in significantly reduced quantities or increased prices, it would have a significant impact on the Company's operating results. Locating and qualifying a substitute supplier could be a time-consuming and uncertain process. Changing suppliers for certain materials could require that the product be requalified with the customer. Moreover, a substitute supplier might be reluctant to undertake such a project without a significant commitment by the Company to higher prices or future purchases.

     Cerion believes, however, that the advantage of working closely with these suppliers may offset the foregoing risks. For example, Alcoa works closely with the Company to optimize Alcoa's production processes to meet Cerion's specifications.

COMPETITION

     The aluminum disk substrate industry and the OPC drum substrate industry are both characterized by intense competition. The Company believes that the principal competitive factors affecting these industries are product availability, quality, and price. Cerion's primary independent aluminum disk substrate competitor is Kobe, which the Company believes has production capacity that is substantially greater than that of the

Company's. The Company further believes that Kobe has significantly greater financial, technical and marketing resources. In addition, Kobe has the advantage of being supplied by an affiliated company with the aluminum blanks used for its aluminum disk substrates. In 1996, StorMedia announced that it would produce aluminum disk substrates, as part of the production of nickel plated and polished substrates, at a new manufacturing facility in Singapore. In addition, HMT acquired a facility in 1996 in Oregon for aluminum disk substrate production, as well as for nickel plating and polishing. HMT expanded the capacity of this facility and as a result regular shipments to HMT were reduced to zero in December 1996. Several other disk drive and thin film disk manufacturers, including Seagate, Akashic and Komag produce aluminum disk substrates internally for their own use. Moreover, backwards integrated companies could make their aluminum disk substrates available for distribution in the market as direct competitors of the Company. Any of these changes would reduce the already small number of current and potential customers and increase competition for the remaining market. Such competition could materially adversely affect the Company's business, results of operations and financial condition. In addition, because of the limited number of potential customers in the disk drive industry, the loss of one or more of its customers through backwards integration, consolidations, adverse financial circumstances or otherwise, has during 1996 and could again have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company believes that Kobe and certain vertically-integrated disk drive manufacturers currently are attempting to increase aluminum disk substrate manufacturing capacity. These efforts, together with the Company's own efforts in 1996 to increase production, have resulted in significant additional capacity in the aluminum disk substrate industry. This additional capacity has resulted in industry capacity in excess of demand, and Cerion has experienced increased competition which has materially adversely affected the Company's business, results of operations and financial condition.

     The Company believes that a majority of the machined aluminum disk substrates in the U.S. market is supplied by vertically integrated thin film media and disk drive manufacturers, such as Seagate, Komag, and HMT, and that the balance is supplied by independent aluminum disk substrate manufacturers such as Cerion. Shortage of supply in the past has influenced disk drive manufacturers and thin film disk manufacturers to vertically integrate substrate manufacturing into their own operations.

BACKLOG

     Cerion's sales generally are made pursuant to supply agreements, purchase orders and releases which are subject to cancellation, modification or rescheduling, generally without penalty. The Company's backlog of supply agreements and purchase orders requesting delivery in the following quarter was approximately $3.7 million as of December 31, 1996, $7.9 million as of December 31, 1995, and $2.5 million as of December 31, 1994. Because these purchase orders may be canceled, modified or rescheduled by customers on short notice and generally without penalty, the Company does not believe that its backlog as of any particular date should be considered indicative of sales for any future period.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The Company regards elements of its manufacturing processes, product designs and internally developed equipment as proprietary and seeks to protect its proprietary rights through a combination of employee and third-party non-disclosure agreements, internal security procedures and trade secret laws. Because patent protection requires public disclosure of a process or design, which gives potentially valuable knowledge to a competitor even if the patent is issued, Cerion evaluates the advantages and disadvantages of seeking patent protection for its proprietary processes and designs versus continuing to rely on trade secret protections. To date, the Company has generally opted to protect its proprietary rights as trade secrets but may file patent applications in the future.

     Although Cerion intends to defend its proprietary interests, there can be no assurance that these measures will be successful. The Company believes, however, that because of the rapid pace of change in manufacturing processes and product design in the aluminum disk substrate and OPC drum substrate industries, legal protections of its proprietary rights are less significant factors in the Company's success than the innovative skills, experience and technical competence of its employees.

     The Company attempts to ensure that its products and processes do not infringe patents and other proprietary rights of third parties. Nevertheless, there can be no assurance that such a claim will not arise at some future date. If a patent claim were to arise, the Company may be required to seek a patent license from a third party. Although patent holders commonly offer such licenses, no assurance can be given that licenses would be offered or that the terms of any offered licenses would be acceptable to the Company. If a patent license were to become necessary, the failure to obtain such a license could cause Cerion to incur substantial liabilities and possibly suspend use of the process or equipment utilizing the patented invention.

EMPLOYEES

     As of February 12, 1997, Cerion had 418 full-time employees located at its facility in Champaign, Illinois, with approximately 391 in manufacturing and research, development and engineering, and the remainder in administration and marketing. None of Cerion's employees is represented by a labor union. The Company believes that attracting and motivating skilled technical talent, and managing turnover, is vital to its success.

ENVIRONMENTAL REGULATION

     The Company's operations and manufacturing processes are subject to certain federal, state and local environmental protection laws and regulations relating to Cerion's use, handling, storage, discharge and disposal of certain hazardous materials and hazardous and non-hazardous wastes. The Company has not suffered any material adverse effect in complying with applicable environmental regulations. However, environmental laws and regulations, especially those relating to the use of hazardous materials or generation of hazardous wastes, may become more stringent over time. There can be no assurance that Cerion has complied or will comply in all respects with environmental laws and regulations, nor can there be any assurance that the Company will be able to obtain all necessary permits that will be required under such laws and regulations. Any modified environmental regulations, and any failure by the Company with respect to any of the other matters described above, might subject Cerion to significant penalties, compliance expenses, or production suspensions or delays, and might require the Company to acquire costly equipment.

ITEM 2.  FACILITIES AND PROPERTIES

     The Company's headquarters and manufacturing facility are located in one 49,000 square foot building in Champaign, Illinois. At this Company-owned facility, Cerion operates twenty manufacturing cells for aluminum disk substrates and four for OPC drum substrates.

     Cerion also has an option to purchase 3.1 acres of land adjacent to its headquarters. In addition, the Company leases 12,000 square feet in Urbana, Illinois for cleaning shipping containers and for storage of finished goods and raw materials.

     The Company's existing facility is operating three shifts per day, five days per week and is using all remaining manufacturing space at this facility. Any significant expansion of capacity would require Cerion to return to a seven days per week manufacturing schedule, or if that was insufficient, to build, purchase or lease a new facility.

ITEM 3.  LEGAL PROCEEDINGS

     On August 8, 1996, an individual plaintiff, Joshua Tietelbaum, initiated a lawsuit against the Company, Nashua, William Blair & Co., David A. Peterson, Paul A. Harter, Richard A. Clark and Gerald G. Garbacz in the Circuit Court of Cook County, Illinois. The action purports to be on behalf of a class consisting of all persons (other than the defendants) who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. The complaint alleges that, in connection with the Cerion initial public offering, the defendants issued certain materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. The complaint alleges that the defendants violated sections 11, 12, and 15 of the 1993 Securities Act and sections 12 and 13 of the Illinois Blue Sky Law. The complaint seeks a declaration that the case may proceed as a class action, damages, rescission of the sale of Cerion common stock by Cerion and Nashua, costs, attorneys fees, and other relief on behalf of the individual plaintiff and the class. The Company believes the lawsuit to be without merit and intends to vigorously defend against this action.

     On September 4, 1996, an individual plaintiff, Philippe Olczyk, initiated a lawsuit against the Company, Nashua, William Blair & Co., David A. Peterson, Daniel M. Junius and Gerald G. Garbacz in the Circuit Court of Cook County, Illinois. The action purports to be on behalf of a class consisting of all persons (other than the defendants) who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. The complaint alleges that, in connection with the Cerion initial public offering, the defendants issued certain materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. The complaint alleges that the defendants violated the Illinois Blue Sky Law and the Illinois Consumer Fraud and Deceptive Practices Act. The complaint seeks declarations that the case may be maintained as a class action and that the defendants violated the Illinois Consumer Fraud Act, actual and punitive damages, costs, attorneys fees, appointment of a trustee, and other relief. The Company believes the lawsuit to be without merit and intends to vigorously defend against this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the year ended December 31, 1996 to a vote of the Company's security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the over-the-counter market and prices are quoted on The Nasdaq National Stock Market under the symbol "CEON". The following table sets forth the high and low bid prices as reported by The Nasdaq Stock Market for the periods indicated beginning on May 24, 1996, the first day of trading, after the Company completed its initial public offering:

                                                                        HIGH         LOW
                                                                       ------       -----
     1996
          Second Quarter.............................................  $19.50       $8.00
          Third Quarter..............................................   11.25        2.25
          Fourth Quarter.............................................    9.19        2.75

     On March 24, 1997, the closing price of the Company's common stock as reported by The Nasdaq National Stock Market was $3.63 per share. There were approximately 3,800 shareholders of the common stock of the Company as of such date. Cerion has not paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data for each of the five years in the period ended December 31, 1996. The information presented should be read in conjunction with the financial statements included elsewhere in this report.

                                                         YEARS ENDED DECEMBER 31,
                                     ----------------------------------------------------------------
                                                                                 PRO FORMA
                                      1992       1993       1994       1995       1995(1)      1996
                                     -------    -------    -------    -------    ---------    -------
STATEMENTS OF OPERATIONS DATA:
Net sales..........................  $16,542    $14,612    $14,553    $28,175     $28,175     $36,540
Cost of sales......................   13,544     12,306     12,995     19,668      19,668      26,729
                                     -------    -------    -------    -------     -------     -------
     Gross profit..................    2,998      2,306      1,558      8,507       8,507       9,811
Selling, general & administrative
  expenses.........................    1,321      1,651      1,731      2,537       3,510       5,561
                                     -------    -------    -------    -------     -------     -------
     Operating income (loss).......    1,677        655       (173)     5,970       4,997       4,250
Interest income (expense)..........      (89)       (94)      (115)      (316)     (1,129)        169
                                     -------    -------    -------    -------     -------     -------
     Income (loss) before provision
       (benefit) for income
       taxes.......................    1,588        561       (288)     5,654       3,868       4,419
Provision (benefit) for income
  taxes............................      612        222       (105)     2,210       1,512       1,914
                                     -------    -------    -------    -------     -------     -------
Net income (loss)..................  $   976    $   339    $  (183)   $ 3,444     $ 2,356     $ 2,505
                                     =======    =======    =======    =======     =======     =======
Net income per share...............                                               $   .44     $   .39
Average common shares
  outstanding......................                                                 5,400(2)    6,379

                                      1992       1993       1994       1995                    1996
                                     -------    -------    -------    -------                 -------
BALANCE SHEET DATA:
Working capital....................  $  (139)   $   (27)   $ 2,645    $ 3,436                 $10,248
Total assets.......................    3,428      4,629      7,546     11,874                  23,333
Short-term debt....................       21         23         26         --                      --
Long-term debt.....................      365        342        316         --                      --
Stockholders' equity(3)............    1,987      3,182      6,121      8,458                  19,366

---------------

(1) The pro forma statement of operations data presents the results of the Company after giving effect to the following, as if each had occurred as of January 1, 1995: (i) interest expense of $1.1 million (less $304,000 allocated interest expense to the Company) related to dividends to Nashua in the form of certain promissory notes payable to Nashua in the aggregate original principal amount of approximately $11.1 million; (ii) the elimination of a $227,000 corporate charge paid to Nashua; and (iii) the inclusion of $1.2 million in estimated selling, general and administrative expenses that would have been incurred if the Company were an independent public company during 1995.

(2) Reflects shares outstanding as of December 31, 1995, giving effect to a stock split. See Stockholders' Equity and Parent Company Investment Notes to the Financial Statements.

(3) Represents parent company investment at December 31, 1992, 1993, 1994 and 1995 and stockholders' equity at December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required not included hereunder by this item may be found in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the 1996 Annual Report to Shareholders, and is incorporated herein by reference. (1)

MATTERS AFFECTING FUTURE RESULTS

     This Report contains certain forward-looking statements, including the statement below regarding the possible impact of cancellation of orders by a major customer and backwards integration within the industry towards the manufacture of aluminum disk substrates. Moreover, from time to time in both written releases and reports and oral statements, the Company and its Senior Management may express expectations regarding future performance of the Company. All of these "forward-looking statements" are inherently uncertain, and investors must recognize that actual events could cause actual results to differ materially from Senior Management's expectations. Key risk factors that could, in particular, have an adverse impact on current and future performance include the Company's dependence on a small number of customers, as witnessed by the cancellation of orders in July 1996 by one of the Company's two largest customers, a trend toward vertical integration among thin-film disk manufacturers that may reduce demand for the Company's products, as evidenced by the Company's largest customer in 1996, dependence on the intensely competitive and cyclical hard-disk drive industry, absence of long-term purchase commitments from the Company's customers and risk of excess industry capacity.

     With respect to forward-looking statements contained herein, we urge our shareholders to read Cerion's Annual Report and other reports filed with the Securities and Exchange Commission, including forms 10-Q and the Company's Prospectus dated May 24, 1996.

FACTORS THAT AFFECT FUTURE RESULTS

     Dependence on a Small Number of Customers. Aluminum disk substrates, all sales of which were to thin film disk manufacturers, represented over 95% of the Company's sales in 1996 and 1995. The Company's aluminum disk substrate customers in 1996 were primarily HMT, StorMedia, Trace and Seagate which represented approximately 45%, 30%, 11% and 6%, respectively, of the Company's aluminum disk substrate sales. There are a relatively small number of thin film disk manufacturers worldwide. Because many of these thin film disk manufacturers supply all or part of their aluminum disk substrate needs either through captive suppliers or vertically integrated operations, the Company believes that its dependence in this business on a few customers will continue in the future. The Company's customer base, and each customer's relative importance, fluctuated significantly during 1996 and may continue to fluctuate. The loss of one or more of the Company's customers or potential customers through consolidations, adverse financial circumstances or otherwise, could have a material adverse effect on the Company's business, results of operations and financial condition. In 1996, StorMedia announced that it would produce aluminum disk substrates, as part of the production of nickel plated and polished substrates, at a new manufacturing facility in Singapore. Subsequent to this announcement, in July the Company announced the cancellation of subsequent orders from StorMedia because of a loss of orders from StorMedia's largest customer, not because of StorMedia's internal capability to manufacture aluminum disk substrates in Singapore. In addition, HMT acquired a facility in Oregon for aluminum disk substrate production, as well as for nickel plating and polishing. HMT expanded the capacity of this facility and regular shipments to HMT ceased in December 1996. The internal production of aluminum disk substrates by the Company's principal customers resulted in 1996 in the reduction or elimination of purchases from the Company and could result in the future in further reduction or elimination of purchases from the Company or the sale by such customers of aluminum disk substrates in competition with the Company. Moreover, the decision by one or more of the Company's customers to move to a single supply source could materially adversely affect the Company if the Company were not chosen as the single supply source. Similarly, a decision by one or more of the Company's customers to expand its base of suppliers could result in that customer reducing its purchases from the Company and materially adversely affect the Company's business, results of operations and financial condition. For example, in 1994 StorMedia shifted a significant portion of its demand to a competitor of the Company to eliminate the Company's sole-supplier status, which significantly affected the Company's results of operations.

     There also has been a trend toward consolidation in the disk drive industry, which the Company expects to continue. For example, in 1995 two leading disk drive manufacturers, Seagate and Conner, merged to form the world's largest disk drive manufacturing company. If any of the Company's customers or competitors were to combine, it would result, among other things, in a reduction of the number of their suppliers or increased pricing pressures, which could materially adversely affect the Company's business, operating results and financial condition.

     There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods or that customers will not cancel existing orders (which they did in 1996 and may generally do without penalty), nor can there be any assurance that the Company will be able to obtain orders from new customers. The level of orders for aluminum disk substrates also depends on the production levels of thin film disk manufacturers, which may be subject to disruptions and delays as well as fluctuations in market demand. The loss of one or more of the Company's current customers or a significant reduction in the level of their orders could materially adversely affect the Company's business, operating results and financial condition.

     Dependence on Intensely Competitive and Cyclical Hard Disk Drive Industry; Price Reductions. The demand for the Company's aluminum substrates for thin film disks depends solely upon the demand for hard disk drives, which in turn depends on the demand for new personal computers, storage upgrades and add-ons to existing computers and the growing use of sophisticated network servers. The disk drive industry is cyclical and historically has experienced periods of oversupply and reduced production levels, resulting in significantly reduced demand for thin film disks, as well as pricing pressures, as evidenced by recent market price reductions as much as 20 percent in the third and fourth quarters of 1996. The effect of these cycles on suppliers, including manufacturers of thin film disks and aluminum disk substrates, has been magnified by the hard disk manufacturers' practice of ordering components, including thin film disks, in excess of their current needs during periods of rapid growth. In recent years, the disk drive industry has experienced significant growth, and the Company has expanded its capacity. There can be no assurance that growth in the disk industry will continue at recent rates or at all, that the level of demand for disk drives will not decline, or that future demand will be sufficient to support existing and future capacity. In addition, the growth rate of personal computer unit sales may decline, which may adversely affect the demand for hard disk drives. A decline in demand for hard disk drives could reduce the Company's sales of its primary product line and have a material adverse effect on the Company's business, operating results and financial condition.

     Absence of Long-Term Purchase Commitments. As is customary in this industry, the Company's sales are usually made pursuant to purchase orders which are subject to cancellation, modification or rescheduling generally without penalties. Customers typically provide the Company with forecasts of expected requirements for the next three- to six-month period and submit purchase orders or releases 14 to 60 days in advance of shipment dates. In the past, certain forecasts of the Company's customers have failed to materialize or have been altered and delivery schedules have been deferred. For instance, in 1994 and 1996, sharp reductions in two large customers' orders adversely affected the Company's results of operations. Changes in forecasts, rescheduling and quantity reductions may result in inventory losses and under-utilization of production capacity. From time to time, customers have changed certain specifications or standards for their products, resulting in lower production yields, higher manufacturing costs and lower productivity and margins than anticipated by the Company.

     Risk of Excess Industry Capacity. The Company believes that Kobe Precision, Inc., a subsidiary of Kobe Steel, Ltd., is attempting to increase aluminum substrate manufacturing capacity. Kobe is the Company's primary competitor among independent aluminum disk substrate manufacturers. The Company increased its own manufacturing capacity in 1996, and some or most of the vertically integrated, thin film disk or hard drive manufacturers did the same in 1996 and are expected to continue in the future, including the Company's two largest customers in 1996: HMT and StorMedia. These efforts may result in significant additional capacity in the industry within the next one to two years. The Company has already faced increased pricing pressures in the latter half of 1996, with price reductions as much as 20 percent. To the extent the efforts described above result in industry capacity in excess of levels of demand, the Company could experience increased levels of competition and increased pricing pressures, which could have a material adverse effect on the Company's business, results of operations and financial condition.

     Intense Competition Among Manufacturers of Aluminum Disk Substrates. The Company believes that Kobe is its primary competitor among independent aluminum disk substrate manufacturers. Kobe has significantly greater financial, technical and marketing resources than the Company. In addition, Kobe has an advantage in that it is supplied by an affiliated company with the aluminum blanks from which its aluminum disk substrates are manufactured. Moreover, Seagate, HMT and several other industry participants currently produce aluminum disk substrates internally for their own use, and the Company believes that a majority of the thin film disk market currently is supplied by such vertically integrated manufacturers. These companies could make their products available for distribution into the market as direct competitors of the Company. Additionally, the Company's principal current aluminum disk substrate customer announced in 1996 that they will produce aluminum disk substrates for internal use. Any of these changes could reduce the already small number of current and potential customers for the Company's products and increase competition for the remaining market.

     Moreover, the aluminum disk substrate industry is characterized by intense price competition. Although the Company's products compete on the basis of availability and quality, price also is an important competitive factor as evidenced by recent market price reductions as much as 20 percent in the second half of 1996. Any increase in price competition will have a material adverse effect on the Company's gross margins and on its business, operating results and financial condition. There can be no assurance that the Company will be able to continue to compete successfully with existing or new competitors.

     Although the Company believes its products are competitive, the Company also believes that certain factors have had a negative impact on its products' competitiveness. The Company currently lacks the capability to nickel plate and polish its substrates, a capability considered important by certain customers. Moreover, the Company's manufacturing facility in Illinois is a significant distance from its principal customers. The Company's manufacturing process also is more labor intensive than a number of its competitors and, as a result, may be more adversely affected by rising labor costs.

     Lengthy Qualification Process for New Products and Changes in Manufacturing Processes. The Company is required to work closely with manufacturers in the thin film disk industry in order to become qualified as a supplier. In addition, changes in products or, in certain cases, manufacturing processes, also may require additional customer qualification. Qualifying aluminum disk substrates requires the Company to work extensively with the customer to meet product specifications. Therefore, customers often require a significant number of product presentations and demonstrations as well as substantial interaction with the Company's senior management before making a purchasing decision. Accordingly, the Company's products typically have a lengthy sales cycle during which the Company may expend substantial financial resources and management time and effort with no assurance that a sale will result. In the event the Company's products do not become qualified for a particular product development program on a timely basis, the Company could be excluded as a supplier of aluminum disk substrates for such program entirely or could become a secondary source of supply for such program, which typically results in lower sales. In addition, the Company may be prevented or delayed from making certain manufacturing process improvements due to the qualification process. Such failure to become qualified or timely qualified could have a material adverse effect on the Company's business, operating results and financial condition.

     Dependence on Suppliers. The Company relies on Alcoa as its sole supplier of the aluminum blanks used by it for producing aluminum disk substrates. It also relies on a sole supplier for the aluminum drum blanks used for its OPC drum substrates, and on a limited number of suppliers for certain materials used in its aluminum disk and OPC drum substrate manufacturing processes, including etching chemicals and coolants. The Company does not have any long-term supply contracts with Alcoa or any of its other major suppliers. Changing suppliers for certain materials would be expensive and require long lead times. For certain materials, a change in supplier could result in the Company being required to requalify its products with certain of its customers. Any significant limitations on the supply of raw materials could disrupt, limit or halt the Company's production of aluminum disk substrates or OPC drum substrates and could have a material adverse effect on the Company's business, operating results and financial condition. Further, a significant increase in the price of one or more of these components also could materially adversely affect the Company's business, results of operations and financial condition.

     Future Capital Needs. Based upon anticipated cash flows from operating activities, remaining proceeds from the initial public offering completed in 1996 and credit availability, the Company believes that it has the liquidity and capital resources needed to meet its financial commitments through 1997. Unless the Company achieves substantial cost improvements, increased demand and no further price reductions beyond year end levels, the Company expects it will continue to incur net losses and negative cash flows from operating activities. Without such cost improvements and increased demand, at present cost levels and planned capital expenditures of approximately $4.0 million annually, the Company over an extended period of time will exhaust all or substantially all of its cash resources and borrowing availability under its credit facility. In such event, the Company would be required to pursue other alternatives to improve liquidity, including further cost reductions, sales of assets, the deferral of certain capital expenditures and obtaining additional sources of funds. No assurance can be given that the Company will be able to successfully pursue such alternatives.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information with respect to this item may be found in the Financial section of the 1996 Annual Report to Shareholders on pages 7 through 23, and is incorporated herein by reference. (1)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None
---------------

     (1) The Company's 1996 Annual Report to Shareholders is not to be deemed filed as part of this report except for those parts thereof specifically incorporated by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required not included hereunder with respect to Directors and compliance with Section 16(a) of the Securities Exchange Act may be found in the sections captioned "Proposal No. 1 -- Election of Directors" and "Executive Compensation and Other Information Concerning Directors and Executive Officers" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 7, 1997. Such information is incorporated herein by reference.

     The executive officers and directors of the Company are as follows:

                NAME                   AGE                       POSITIONS
-------------------------------------  ---   -------------------------------------------------
David A. Peterson....................   57   Chief Executive Officer, President and Director
Michael F. Brown.....................   38   Vice President-Marketing
Richard A. Clark.....................   32   Chief Financial Officer, Vice President-Finance
                                             and Treasurer
Paul A. Harter.......................   31   Vice President-Operations
William A. Hughes....................   34   Vice President-Product Development
Gerald G. Garbacz (2)................   59   Chairman of the Board of Directors
Joseph A. Baute (2)..................   69   Director
Sheldon A. Buckler (1)...............   66   Director
Daniel M. Junius (1).................   44   Director
Ross W. Manire (2)...................   45   Director

---------------

(1) Member of the Compensation Committee

(2) Member of the Audit Committee

     The following is a biographical summary of the experience of the executive officers, key employees and existing directors of the Company.

     David A. Peterson is a co-founder of the original operations of the Company and has served as Chief Executive Officer, President and a director of the Company since its incorporation on December 31, 1995. From December 1991 through December 1995, Mr. Peterson served as General Manager of the Precision Technologies division of Nashua, the predecessor of the Company. From April 1991 until December 1991 he served as Vice President-Operations of the Thin Film unit of the Computer Products Division of Nashua. From July 1986 until April 1991, Mr. Peterson served as Vice President-Manufacturing of Disk-Tec (acquired by Nashua in July 1986 and became the Precision Technologies division of Nashua). From June 1982 until July 1986 he served as Director of Operations of Disk-Tec.

     Michael F. Brown has served as Vice President-Marketing of the Company since February 1996. From December 1995 until February 1996, Mr. Brown served as Market Development Manager of the Company. From September 1991 to December 1995, Mr. Brown was the Director of Sales and Marketing for Frisby Manufacturing Co., a precision-component manufacturer for the automotive and home appliance industries. From January 1986 to August 1991, Mr. Brown served as Manufacturer's Representative of J.A. Shoemaker & Associates, a manufacturing company.

     Richard A. Clark has served as Chief Financial Officer, Vice President-Finance and Treasurer of the Company since March 1996. From May 1995 through March 1996, Mr. Clark served as Director of Internal Audit of Nashua. From January 1992 to May 1995, Mr. Clark served as Manager within the Business Assurance practice of the accounting firm of Coopers & Lybrand L.L.P. From July 1988 to January 1992, Mr. Clark was a Senior Associate with Coopers and Lybrand L.L.P. Mr. Clark is a certified public accountant.

     Paul A. Harter has served as Vice President-Operations of the Company since February 1996. From August 1994 until February 1996 Mr. Harter served as Director of Operations of the Company. From July 1987 to August 1994, Mr. Harter served the Company in various management and staff positions.

     William A. Hughes has served as Vice President-Product Development of the Company since February 1996. Mr. Hughes has served the Company as Director of Product Development from September 1995 until February 1996, Product Development Manager from December 1993 to September 1995, Technical Supervisor from June 1989 until December 1993, and in a variety of other management and staff positions from June 1983 until June 1989.

     Gerald G. Garbacz has served as director of the Company since January 1996, and has been President and Chief Executive Officer since January 1996 and became Chairman in March 1996 of Nashua Corporation. From 1994 through 1995, Mr. Garbacz was a private investor. He was Chairman and Chief Executive Officer of Baker & Taylor Inc., an information distribution company from 1992 to 1994 and Executive Vice President of W.R. Grace & Co. from 1990 to 1992. He is also a Director of Handy & Harman Inc.

     Joseph A. Baute has served as a director of the Company since March 1996. Mr. Baute served as a Director of Nashua from 1984 through June 1996, as Chairman of its Board of Directors from April 1995 through June 1996, and in an interim capacity as its President and Chief Executive Officer from November 1995 through December 1995. From 1979 until his retirement in 1993, Mr. Baute served as Chairman and Chief Executive Officer of Markem Corporation, an information application systems company. Mr. Baute is director of Houghton Mifflin Company, State Street Boston Corporation, INSO Corporation and several private corporations. He also is a former director and Chairman of the Federal Reserve Bank of Boston and a former director and past Chairman of the Board of Directors of the The New England Council for Economic Development.

     Sheldon A. Buckler has served as a director of the Company since March 1996. Mr. Buckler has been Chairman of the Board of Commonwealth Energy System since May 1995. He was Vice Chairman of the Board of Polaroid Corporation from 1990 until his retirement in 1994. He is also a Director of Nashua Corporation, ASECO Corporation, PARLEX Corporation and Spectrum Information Technologies, Inc.

     Daniel M. Junius has served as a director of the Company since January 1996. Mr. Junius has served as Vice President-Finance and Treasurer of Nashua since September 1995 and as Treasurer of Nashua since 1985.

     Ross W. Manire has served as a director since February 1997. Mr. Manire has served as Senior Vice President and General Manager of the Networks Products Division of U.S. Robotics, Inc. since May 1995 and served as its Senior Vice President-Operations and Chief Financial Officer from early 1993 through May 1995.

U.S. Robotics, Inc. is an international designer, manufacturer and marketer of high performance information access products. Mr. Manire is a director of Seaton Corporation and the Machaira Group.

     The executive officers of the Company are Messrs. Peterson, Harter, Clark, Hughes and Brown. Officers are elected on an annual basis to serve at the discretion of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required with respect to this item may be found in the sections captioned "Executive Compensation and Other Information Concerning Directors and Executive Officers" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of the Stockholders to be held on May 7, 1997. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required with respect to this item may be found in the section captioned "Security Ownership of Management and Directors" and "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 7, 1997. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required with respect to this item may be found in the section captioned "Certain Transactions" appearing in the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 7, 1997. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF FORM 10-K

1.  FINANCIAL STATEMENTS.

     The following financial statements and supplementary data are included in
Part II Item 8 filed as part of this report:

        -  Balance Sheets as of December 31, 1996 and 1995

        - Statements of Operations for the years ended December 31, 1996, 1995 and 1994

        - Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

        -  Notes to Financial Statements

        -  Quarterly Financial Information (unaudited)

        -  Report of Independent Accountants

2.  FINANCIAL STATEMENT SCHEDULE.

        -  Schedule II - Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE
                        --------------------------------

To the Board of Directors of
Cerion Technologies Inc.

Our audits of the financial statements referred to in our report dated February 3, 1997 (except as to the "Revolving Credit Facility" note, which is as of March 7, 1997) appearing in the 1996 Annual Report to Shareholders of Cerion Technologies Inc. (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PRICE WATERHOUSE LLP

Chicago, Illinois
February 3, 1997, except as to the
     "Revolving Credit Facility" note,
     which is as of March 7, 1997

3.  LIST OF EXHIBITS.

EXHIBIT
NUMBER                                        DESCRIPTION
------     ----------------------------------------------------------------------------------
  2.1(a)   Capital Contribution Agreement.
  3.1(a)   Amended and Restated Certificate of Incorporation of the Registrant.
  3.2(a)   Amended and Restated By-Laws of Cerion Technologies Inc.
  4.1(a)   Specimen Certificate for shares of Cerion Technologies Inc.'s Common Stock.
 10.1(a)   Form of Tax Allocation Agreement between Cerion Technologies Inc. and Nashua
           Corporation.
 10.2(a)   Form of Registration Rights Agreement between Cerion Technologies Inc. and Nashua
           Corporation.
 10.3(a)   Form of Intercompany Agreement between Cerion Technologies Inc. and Nashua
           Corporation.
 10.4(a)   1996 Stock Incentive Plan.
 10.5(a)   Form of One-Year Vesting Option Agreement.
 10.6(a)   Form of Performance-Accelerated Option Agreement.
 10.7      Financing Agreement, dated as of March 7, 1997 between Cerion Technologies Inc., and The CIT Group/Business Credit, Inc.
 10.8      Mortgage, Security Agreement, Financing Statement and Assignment of Rents and
           Leases by and between Cerion Technologies Inc. and The CIT Group/Business Credit,
           Inc..
 10.9(b)   Employment Contract between Cerion Technologies Inc. and David Peterson as
           President and Chief Executive Officer.
 10.10(b)  Form of Employment Contract between Cerion Technologies Inc. and the four remaining executive officers of the Company.
 11.1      Computation of net income per common share.
  27.      Financial Data Schedule (EDGAR version only).
 99.1      Financial Section of the 1996 Annual Report to Shareholders, pages 11 through 23.

---------------

(a) Incorporated by Reference to Form S-1 filed on March 21, 1996 amended on April 25, 1996, File No. 333-2590.

(b) Incorporated by Reference to Form 10-Q filed for the quarter ended September 27, 1996 (Exhibits 10.9, and 10.10 originally filed as Exhibits 10.1 and 10.2, respectively).

(B) REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CERION TECHNOLOGIES INC.

                                            By:     /s/ RICHARD A. CLARK
                                              ----------------------------------
                                                       RICHARD A. CLARK
                                                VICE PRESIDENT-FINANCE, CHIEF
                                                FINANCIAL OFFICER AND TREASURER

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                SIGNATURE                               CAPACITY                    DATE
------------------------------------------  ---------------------------------  ---------------

          /s/ DAVID A. PETERSON             President and Chief Executive      March 24, 1997
------------------------------------------  Officer (Principal Executive
            DAVID A. PETERSON               Officer) and Director

           /s/ RICHARD A. CLARK             Chief Financial Officer, Vice      March 24, 1997
------------------------------------------  President-Finance, and Treasurer
             RICHARD A. CLARK               (Principal Financial and
                                            Accounting Officer)

           /s/ JOSEPH A. BAUTE*             Director
------------------------------------------
             JOSEPH A. BAUTE

         /s/ SHELDON A. BUCKLER*            Director
------------------------------------------
            SHELDON A. BUCKLER

          /s/ GERALD G. GARBACZ*            Director
------------------------------------------
            GERALD G. GARBACZ

          /s/ DANIEL M. JUNIUS*             Director
------------------------------------------
             DANIEL M. JUNIUS

           /s/ ROSS W. MANIRE*              Director
------------------------------------------
              ROSS W. MANIRE

         By /s/ RICHARD A. CLARK                                               March 24, 1997
------------------------------------------
            *RICHARD A. CLARK
           AS ATTORNEY-IN-FACT

                                                                     SCHEDULE II

                           CERION TECHNOLOGIES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                        COLUMN C - ADDITIONS
                                       COLUMN B     -----------------------------
                                     ------------    PROVISION                        COLUMN D
             COLUMN A                 BALANCE AT        FOR        RECOVERIES FOR   -------------     COLUMN E
-----------------------------------   BENGINNING     BAD DEBTS        ACCOUNTS      UNCOLLECTIBLE   -------------
  ALLOWANCE FOR DOUBTFUL ACCOUNTS         OF        AND CUSTOMER     PREVIOUSLY       ACCOUNTS       BALANCE AT
       AND CUSTOMER RETURNS             PERIOD        RETURNS       WRITTEN-OFF      WRITTEN-OFF    END OF PERIOD
-----------------------------------  ------------   ------------   --------------   -------------   -------------
Year ended December 31, 1996.......      $ 51           $187              0              $ 4            $ 234
Year ended December 31, 1995.......        36             21              0                6               51
Year ended December 31, 1994.......        15             21              0                0               36

                                      BALANCE AT     PROVISION     RECOVERIES FOR
                                      BENGINNING        FOR          INVENTORY      UNCOLLECTIBLE
                                          OF         INVENTORY       PREVIOUSLY       INVENTORY      BALANCE AT
    INVENTORY VALUATION RESERVE         PERIOD       VALUATION      WRITTEN-OFF      WRITTEN-OFF    END OF PERIOD
-----------------------------------  ------------   ------------   --------------   -------------   -------------
Year ended December 31, 1996.......      $ 50           $419              0                0            $ 469
Year ended December 31, 1995.......        19             31              0                0               50
Year ended December 31, 1994.......        50              0              0               31               19

                                                                   RECOVERIES FOR
                                      BALANCE AT     PROVISION      DEFERRED TAX
                                      BENGINNING        FOR            ASSET        DEFERRED TAX
        DEFERRED TAX ASSET                OF          DEFERRED       PREVIOUSLY         ASSET        BALANCE AT
        VALUATION ALLOWANCE             PERIOD       TAX ASSET      WRITTEN-OFF      WRITTEN-OFF    END OF PERIOD
-----------------------------------  ------------   ------------   --------------   -------------   -------------
Year ended December 31, 1996.......         0           $147              0                0            $ 147
Year ended December 31, 1995.......         0              0              0                0                0
Year ended December 31, 1994.......         0              0              0                0                0