Form 10-Q
period 1997-03-28
CERION TECHNOLOGIES INC
filed 1997-04-30
CIK 1011067

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                 March 28, 1997
                               ------------------------------------------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1984
For the transition period from                     to
                               -------------------   ---------------------------

Commission file number 0-28062
                       -------


                            CERION TECHNOLOGIES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       DELAWARE                                        02-0485458
-----------------------------            ---------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)


        1401 Interstate Drive
         Champaign, Illinois                                61821-1090
----------------------------------------          -----------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (217) 359-3700
                                                  -----------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X    No
                         ---       ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                           Outstanding as of March 28, 1997
----------------------------              --------------------------------
Common Stock, par value $.01              7,018,406 shares

PART 1   -FINANCIAL INFORMATION
          ---------------------
ITEM 1   -FINANCIAL STATEMENTS
          --------------------


                            CERION TECHNOLOGIES INC.

                                 BALANCE SHEETS
             (dollars in thousands except share and per share data)


                                                          March 28,    December 31,
                                                            1997          1996
                                                         -----------   ------------
                                                         (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                $ 2,754       $ 9,300
  Short-term investments                                     4,750           -
  Accounts receivable, net                                   5,665         2,928
  Inventories, net                                             748         1,046
  Prepaid expenses and other assets                            287           395
  Deferred income taxes                                        273           273
                                                           -------       -------
     Total current assets                                   14,477        13,942
Property, plant and equipment, net                           8,901         9,391
Other assets                                                    97           -
                                                           -------       -------

                                                           $23,475       $23,333
                                                           =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                    $ 3,760       $ 3,694
                                                           -------       -------
    Total current liabilities                                3,760         3,694
Deferred income taxes                                          273           273
Stockholders' equity:
  Preferred Stock, par value $.01 per share, 100,000
    shares authorized, none issued                             -             -
  Common Stock, par value $.01 per share, 20,000,000            70            70
    shares authorized; 7,018,406 and 7,016,184 shares
    issued and outstanding, respectively
  Additional paid-in capital                                18,649        18,639
  Retained earnings                                            723           657
                                                           -------       -------
      Total stockholders' equity                            19,442        19,366
                                                           -------       -------

                                                           $23,475       $23,333
                                                           =======       =======


           The notes are an integral part of the financial statements.

                            CERION TECHNOLOGIES INC.

                            STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)




                                                       Three Months Ended
                                                       ------------------
                                                          (unaudited)
                                                  March 28,          March 29,
                                                    1997               1996
                                                  ---------          ---------

Net sales                                          $8,266            $11,774
Cost of sales                                       7,262              7,098
                                                   ------            -------
  Gross profit                                      1,004              4,676
Selling, general and administrative expenses          982              1,476
                                                   ------            -------
  Operating income                                     22              3,200
Interest income (expense)                              88               (120)
                                                   ------            -------
  Income before provision
    for income taxes                                  110              3,080
Provision for income taxes                             44              1,232
                                                   ------            -------

Net income                                         $   66            $ 1,848
                                                   ======            =======


Net income per share                               $ 0.01            $  0.34
                                                   ======            =======
Average common shares outstanding                   7,018              5,400




           The notes are an integral part of the financial statements.

                            CERION TECHNOLOGIES INC.

                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                              Three Months Ended
                                                           -------------------------
                                                                  (unaudited)
                                                            March 28,      March 29,
                                                              1997            1996
                                                           ----------      ---------

Cash flows provided by (used in) operating activities:
Net income                                                  $    66         $ 1,848
Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
  Depreciation and amortization                                 643             400
  Changes in operating assets and liabilities:
    Accounts receivable                                      (2,737)         (1,464)
    Inventories                                                 298            (361)
    Prepaid expenses and other assets                           108             -
    Accounts payable and accrued expenses                        66           1,770
                                                            -------         -------

Net cash provided by (used in) operating activities          (1,556)          2,193
                                                            -------         -------

Cash flows used in investing activities:
  Additions to property, plant and equipment                   (150)         (1,721)
  Purchase of short-term investments                         (4,750)            -
                                                            -------         -------

Cash flows used in investing activities                      (4,900)         (1,721)
                                                            -------         -------

Cash flows provided by (used in) financing activities:
  Debt issuance costs                                          (100)            -
  Investment by (payments to) parent company                    -              (548)
  Proceeds from shares issued                                    10             -
                                                            -------         -------

Cash flows provided by (used in) financing activities           (90)           (548)
                                                            -------         -------

Decrease in cash                                             (6,546)            (76)
Cash at beginning of period                                   9,300             173
                                                            -------         -------
Cash at end of period                                       $ 2,754         $    97
                                                            =======         =======

Supplemental disclosure of cash flow information:
  Interest paid                                             $   -           $   120
  Taxes paid                                                $   -           $   -




           The notes are an integral part of the financial statements.

                            CERION TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   Earnings Per Common and Common Share Equivalents
     ------------------------------------------------

Earnings per common and common share equivalents are computed based on the weighted average number of common shares and, as applicable, the weighted average number of common share equivalents outstanding during the periods presented.

                                             Three Months Ended
                                             ------------------
                                           March 28,     March 29,
                                              1997          1996
                                           ---------     ---------
     Common shares outstanding             7,018,406     5,400,000
     Common share equivalents                   None          None


The increase in the common shares outstanding primarily resulted from the issuance by the Company of additional shares at the closing of the Company's initial public offering on May 30, 1996.

2.   Revolving Credit Facility
     -------------------------

On March 7, 1997, the Company entered into a three year, $7.5 million revolving credit facility ("facility") with The CIT Group/Business Credit, Inc. The facility is collateralized by all the Company's assets and the Company may borrow under the facility based upon prescribed advance rates calculated as a percentage of the Company's accounts receivable and inventories.

The facility bears interest at the prime rate (as defined) plus 1/4 percent. The facility's terms include a fee for the unused portion of the credit facility equal to 3/8 percent, payable monthly. The facility contains certain covenants that include a limitation on dividends and maintaining certain financial ratios. No amounts were outstanding under the facility as of March 28, 1997.

In connection with obtaining the facility, the Company paid a closing fee equal to one percent of the total facility and incurred other costs totaling approximately $100,000. These costs will be amortized over the term of the facility.

3.   Liquidity Matters
     -----------------

During the second half of 1996, and continuing since then, the market appears to have been dominated by oversupply resulting in significant pricing pressures and, consequently, the Company experienced sales volume reductions and net losses for each of the last two quarters of 1996. In addition, during the same period, some thin-film media manufacturers shifted towards vertically-integrated production of disk substrates. No assurance can be given that further backwards integration by thin-film media manufacturers or other industry factors will not result in canceled orders or further sales volume reductions beyond levels experienced in the second half of 1996. The Company does not believe current market conditions will support price increases in the foreseeable future. Unless the Company achieves substantial cost improvements, experiences increased demand for its products and stabilizes pricing, the Company may incur operating losses and negative cash flows from operating activities. Without such cost improvements, increased demand and pricing stabilization, the Company could, over an extended period of time, exhaust substantially all of its cash resources and borrowing availability. In such event, the Company would be required to pursue other alternatives to improve liquidity, including initiating plans for further cost reductions, selling assets, deferring certain capital expenditures and obtaining additional funding sources. No assurance can be given that the Company will be able to successfully pursue such alternatives.

4.   Other
     -----

The financial statements for the three month periods ended March 28, 1997 and March 29, 1996 are prepared in accordance with generally accepted accounting principles ("GAAP") for interim financials and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-K dated March 24, 1997. The results of operations for the three months ended March 28, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1997.

On May 30, 1996, the Company completed an initial public offering of 4,416,000 shares of its Common Stock at $13.00 per share. Of the 4,416,000 shares of Common Stock sold, 1,615,000 shares were sold by the Company and 2,801,000 were sold by Nashua Corporation. Nashua Corporation continues to own approximately 37% of the Company's outstanding Common Stock. The net proceeds to the Company after the Underwriting Discount was $19,525,350.

On May 31, 1996, using proceeds from its initial public offering the Company repaid in full the two outstanding Promissory Notes issued to Nashua Corporation in March 1996 having a combined principal sum of $11,142,000. The prepayments were made without penalty.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

FORWARD-LOOKING STATEMENTS -- SAFE HARBOR
-----------------------------------------

This Report contains "forward-looking statements," including the statements below regarding (i) trends affecting the Company's financial condition or results of operations, including the effect of market conditions, (ii) the Company's business strategies, including cost reduction, liquidity improvement and targeted capital expenditures, (iii) the possible impact of cancellation of orders by a major customer and backwards integration within the industry towards the manufacture of aluminum disk substrates. Moreover, from time to time in both written releases and reports and oral statements, the Company and its senior management may express expectations regarding future performance of the Company. The Company cautions investors not to place undue reliance on such statements. All of these "forward-looking statements" are inherently uncertain and are not guarantees of future performance. Investors must recognize that actual events could cause actual results to differ materially from Senior Management's expectations. Key risk factors that in particular, could have a material adverse impact on current and future performance include (i) the Company's dependence on a small number of customers, as evidenced by the cancellation of orders in July 1996 by one of the Company's two largest customers, (ii) a trend toward vertical integration among thin-film disk manufacturers that may reduce demand for the Company's products, as evidenced by the Company's largest customer in 1996,
(iii) dependence on the intensely competitive and cyclical hard-disk drive industry, (iv) absence of long-term purchase commitments from the Company's customers, and (v) risk of excess industry capacity. See "Factors that Affect Future Results" beginning at Page 13 of the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1997 for a more detailed discussion of factors, as updated by the foregoing and other discussion in this Report, that could affect the Company's performance and the value of its common stock (which section is incorporated herein by reference). Such forward-looking statements speak only as of the date of this report and the Company disclaims any duty to update such statements.

THREE MONTHS ENDED MARCH 28, 1997 AND MARCH 29, 1996

     Net Sales. Net sales decreased $3.5 million, or 29.8%, to $8.3 million in the three months ended March 28, 1997 from $11.8 million in the three months ended March 29, 1996. The decrease in revenue was a result of a significant loss of orders from a major customer, culminating in the cancellation of all its outstanding purchase orders. This customer resumed buying substrates from Cerion in the fourth quarter of 1996 but at reduced quantities and represented approximately 26% of first quarter 1997 revenue as compared to 38% of first quarter 1996 revenue. Furthermore, the Company's largest customer gradually began decreasing orders to zero in the second half of 1996 as it expanded its internal manufacturing capacity for aluminum disk substrates. These two customers represented a combined 30.7% and 83.7% of the Company's revenue in the first quarter of 1997 and 1996, respectively. Although the Company has been able to replace the majority of the lost order volume as compared to volume in the first quarter of 1996, it has been primarily with customers that possess internal manufacturing capacity for aluminum disk substrates. The customers with internal capacity are expanding that capacity with Cerion providing aluminum disk substrates to bridge the current internal production shortfalls. Average sales prices decreased significantly between the first quarter of 1996 and 1997 resulting in an average sales price in the first quarter of 1997 that was approximately 25% lower than the first quarter of 1996.

     Gross Profit. Gross profit decreased $3.7 million to $1.0 million in the three months ended March 28, 1997 from $4.7 million in the three months ended March 29, 1996. Gross profit as a percentage of net sales decreased to 12.1% in the first quarter of 1997 as compared to 39.7% in the first quarter of 1996. The decrease in gross profit was attributable to the underutilization of existing capacity which had been expanded in the first half of 1996 and the spreading of higher fixed costs, due to a larger available production capacity, over a lower sales volume in the first quarter of 1997. Gross profit also decreased as a result of lower average selling prices of the Company's products in the first quarter of 1997 as compared to the first quarter of 1996.

     Selling, General & Administrative Expenses. Selling, general and administrative expenses decreased $494,000, or 33.5%, to $1.0 million in the three months ended March 28, 1997 from $1.5 million in the three months ended March 29, 1996. The decrease was due primarily to higher nonrecurring costs incurred in the first quarter of 1996, including relocation costs for two executive officers and costs associated with transitioning the Company from a captive supplier entity within the Nashua Corporation group of affiliated companies to a stand-alone company. Furthermore, lower spending associated with a decrease in the workforce, including lower profit-sharing and performance-based bonus expenses and reduced research and development spending contributed to the reduction in costs. Selling, general and administrative expenses as a percentage of net sales decreased to 11.9% in the first quarter of 1997 compared to 12.5% in the first quarter of 1996. The decrease in the percentage results from a reduction in absolute spending.

     Interest Income. Interest income consists of interest income from short-term investments.

     Provision for Income Taxes. Provision for income taxes was $44,000 for the three months ended March 28, 1997 as compared to $1.2 million for the three months ended March 29, 1996. The Company's effective tax rate was 40% in the first quarter of 1997 and 1996.

     Quarterly Results. The Company's revenues and earnings may fluctuate significantly from quarter to quarter based on a variety of factors, including
(i) the timing and size of new and recurring orders from customers, (ii) the introduction and marketing of new products by the Company and its competitors,
(iii) changes in demand for the Company's products, and (iv) general economic conditions within the data storage industry, (v) timing of significant orders, changes in pricing by the Company or its competitors, (vi) order cancellations, modifications and quantity adjustments and shipment rescheduling, (vii) changes in product mix, (viii) manufacturing yields and the level of utilization of the Company's production capacity. The impact of these and other factors on the Company's expense levels are based, in part, on its expectations as to future sales. Because the Company's sales are generally made pursuant to purchase orders that are subject to cancellation, modification, quantity reduction or rescheduling generally without penalty, the Company's backlog as of any particular date may not be indicative of sales for any future period, and such changes could cause the Company's net sales to fall below expected levels. If sales levels are below expectations, operating results are likely to be materially adversely affected. Furthermore, net income may be disproportionately affected by a reduction in net sales because a proportionately smaller amount of the Company's expenses varies with its sales. As a result, the Company's operating results in any quarter may not be indicative of its future performance and could have a material adverse effect on the market price for the Company's Common Stock. In addition, the stock market recently has experienced volatility which has affected the market price of securities of many companies and which has sometimes been unrelated to the operating performance of such companies. Factors such as announcements of new products, alternative memory technology or strategic alliances by the Company or its competitors, as well as the market condition in the information industry and the movements in the prices of stocks in general may have a significant impact on the market price of the Company's Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements have been to fund working capital needs, manufacturing capacity expansion and capital expenditures related to manufacturing process automation. During the periods presented, these capital requirements were satisfied by cash flows from operations and proceeds of the Company's initial public offering.

Net cash provided by (used in) operating activities was $(1.6) million and $2.2 million in the three months ended March 28, 1997 and March 29, 1996, respectively. The decrease in cash provided by operating activities from the first three months of 1996 to the first three months of 1997 was primarily due to the decrease in net income and the increase in accounts receivable from December 31, 1996 to March 28, 1997 associated with growth of the Company's net sales in the three months ended March 28, 1997.

Net cash used in investing activities was $4.9 million and $1.7 million in the first three months of 1997 and 1996, respectively. Cash used in investing activities in 1996 was primarily capital expenditures related to modifications of existing equipment, purchases of new equipment and in 1997 the primarily investing activity was the purchase of short-term investments. Newly purchased equipment in 1996 increased both manufacturing capacities and efficiencies. The Company's short-term investments are comprised of investment grade commercial paper.

Net cash used by financing activities was $90,000 in the first three months of 1997 primarily related to costs of obtaining the revolving credit facility. In the first three months of 1996, net cash used by financing activities was $548,000 related to the payment of net cash flow generated by the Company that was directed to Nashua until May 30, 1996.

The Company's future capital requirements will be to fund working capital needs and equipment purchases that reduce manufacturing costs through changes in its manufacturing process. The Company has committed $1.4 million in 1997 to an automation project that is expected to be completed by year-end. Future additional capital expenditures will be required to increase automation within the Company's manufacturing processes.

OUTLOOK

Cerion does not provide forecasts of potential financial performance. The statements contained in this Outlook are based upon the intent, belief or current expectations of the Company or its directors and officers. These statements are forward-looking; actual results may differ materially.

Based upon anticipated cash flows from operating activities, remaining proceeds from the initial public offering completed in 1996 and credit availability, the Company believes that it has the liquidity and capital resources needed to meet its financial commitments through 1997. The Company does not believe current market conditions will support substantial price increases. Thus, any improvement in operating performance will require cost improvements to occur. Unless the Company achieves substantial cost improvements, increased demand and no further price reductions beyond year-end levels, the Company may incur operating losses and negative cash flows from operating activities. Without such cost improvements and increased demand, at present cost levels and planned capital expenditures of approximately $4.0 million annually, the Company over an extended period of time will exhaust all or substantially all of its cash resources and borrowing availability under its credit facility. In such event, the Company would be required to pursue other alternatives to improve liquidity, including further cost reductions, sales of assets, the deferral of certain capital expenditures and obtaining additional sources of funds. No assurance can be given that the company will be able to pursue such alternatives successfully.

Adverse industry conditions during the second half of 1996, and the first quarter of 1997, in which available market supply exceeded demand is expected to continue through the third quarter of 1997. Reduced demand combined with a significant reduction in pricing caused the Company to incur net losses for the last two quarters of 1996 and operate at substantially break-even for the first quarter of 1997. These adverse industry conditions are as a result continuing and the Company may incur operating losses and negative cash flows from operating activities. Such net losses have, and, if they occur in the future will impair the Company's liquidity and available sources of liquidity and will continue to affect the Company adversely until significant product cost improvements are achieved and combined with increased sales volumes to return the Company to sustainable profitability.

The Company's gross margin percentage is largely a function of product mix sold in any period. Various other factors, including unit volumes, costs and yield issues associated with initiating production on new processes also will continue to affect the amount of cost of sales and the variability of the gross margin percentage in future quarters. Additionally, increased depreciation resulting from the significant capital spending in 1996 and 1995, and planned capital spending in 1997 will negatively impact gross margins in future periods. The planned 1997 capital spending is focused in the area of manufacturing process changes to reduce product cost.

Reduction in demand from either a reduction in the overall industry market demand, further backwards integration by thin film media manufacturers or a sudden loss of one or more customers will significantly impact the Company's operating performance. Volatility in demand for the Company's products will have a substantial impact to the Company's operating performance because of the fixed cost element of the Company's product manufacturing relative to total costs.

FINANCIAL ACCOUNTING STANDARDS NO. 128

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 replaces primary earnings per share ("EPS") with basic EPS, which excludes dilution, and requires presentation of both basic and diluted EPS on the face of the income statement. Diluted EPS is computed similarly to the current fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior-period EPS data presented. The adoption of this statement is not expected to materially affect either future or prior-period EPS.

INFLATION

In the opinion of management, inflation has not had a material effect on the operations of the Company.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

On August 8, 1996, an individual plaintiff, Joshua Teitelbaum, initiated a lawsuit against Cerion Technologies Inc. ("Cerion" or the "Company"), Nashua Corporation ("Nashua"), William Blair & Co. ("Blair") and certain Cerion directors and officers in the Circuit Court of Cook County, Illinois. On September 4, 1996, a second individual plaintiff, Philippe Olczyk, initiated a similar lawsuit against the Company, Nashua, Blair and certain Cerion directors in the Circuit Court of Cook County, Illinois. Both lawsuits purport to be brought on behalf of a class consisting of all persons (other than the defendants) who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996.

These two cases were consolidated before the same judge. On March 24, 1997, Teitelbaum and Olcyzk, joined by a third plaintiff, Robert K. Pickup, filed a Consolidated Amended Class Action Complaint ("Consolidated Complaint") against the Company, Nashua, Blair, and certain Cerion directors and officers. The Consolidated Complaint supersedes the prior complaints and also purports to be on behalf of a class consisting of all persons (other than the defendants) who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. The Consolidated Complaint alleges that, in connection with the Cerion initial public offering, the defendants issued certain materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. The Consolidated Complaint alleges that the defendants violated sections 11, 12(a)(2), and 15 of the 1933 Securities Act, section 13 of the Illinois Blue Sky Law, and the Illinois Consumer Fraud and Deceptive Practices Act. The Consolidated Complaint seeks a declaration that the case may proceed as a class action; damages; rescission of the sale of Cerion common stock by Cerion and Nashua, to the extent purchasers still hold Cerion shares, or rescissory damages, if they have sold their Cerion stock; attorneys fees and costs; and other relief. The Company believes the Consolidated Complaint to be without merit and is defending vigorously against the consolidated case.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A.  Exhibits

     11.1  Computation of Net Income per Common Share

B.  Reports on Form 8-K

     None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                    CERION TECHNOLOGIES INC.
                              -------------------------------------------------
                                       (Registrant)


Date:  April 30, 1997            By: /s/ Richard A. Clark
                                 ----------------------------------------------
                                  Richard A. Clark
                                  Vice President-Finance,
                                  Chief Financial Officer and Treasurer
                              (principal financial and duly authorized officer)