Form 10-Q
period 1997-06-27
CERION TECHNOLOGIES INC
filed 1997-08-11
CIK 1011067

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 27, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1984

For the transition period from _________________to _________________

Commission file number  0-28062
                        -------


                            CERION TECHNOLOGIES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                      02-0485458
----------------------------------------  --------------------------------------
  (State of incorporation)               (I.R.S. Employer Identification Number)

        1401 Interstate Drive
         Champaign, Illinois                                 61821-1090
----------------------------------------              --------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code          (217) 359-3700
                                                      --------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X       No
                        -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                               Outstanding as of June 27, 1997
-----------------------------                -------------------------------
Common Stock, par value $.01                        7,028,337 shares

PART 1    -FINANCIAL INFORMATION

ITEM 1    -FINANCIAL STATEMENTS


                            CERION TECHNOLOGIES INC.

                                 BALANCE SHEETS
             (dollars in thousands except share and per share data)

                                                         June 27, 1997          December 31, 1996
                                                         -------------          -----------------
                                                          (unaudited)
<S)
ASSETS
Current Assets:
 Cash and cash equivalents                                  $ 5,939                  $ 9,300
 Short-term investments                                       1,750                        -
 Accounts receivable, net                                     4,707                    2,928
 Inventories, net                                               555                    1,046
 Prepaid expenses and other assets                              505                      395
 Deferred income taxes                                          273                      273
                                                            -------                  -------
   Total current assets                                      13,729                   13,942
Property, plant and equipment, net                            8,587                    9,391
Other assets                                                     87                        -
                                                            -------                  -------
                                                            $22,403                  $23,333
                                                            =======                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued expenses                      $ 2,649                  $ 3,694
                                                            -------                  -------
   Total current liabilities                                  2,649                    3,694
Deferred income taxes                                           273                      273
Stockholders' equity:
 Preferred Stock, par value $.01 per share, 100,000
  shares authorized, none issued                                  -                        -
 Common Stock, par value $.01 per share, 20,000,000
  shares authorized, 7,028,337 and 7,016,184 shares
  issued and outstanding, respectively                           70                       70
Additional paid-in capital                                   18,679                   18,639
Retained earnings                                               732                      657
                                                            -------                  -------
    Total stockholders' equity                               19,481                   19,366
                                                            -------                  -------
                                                            $22,403                  $23,333
                                                            =======                  =======





            The notes are an integral part of the financial statements.

                              CERION TECHNOLOGIES INC.

                              STATEMENTS OF OPERATIONS
                   (dollars in thousands, except per share data)

                                                              Three Months Ended                     Six Months Ended
                                                              ------------------                     ----------------
                                                                  (unaudited)                           (unaudited)
                                                        June 27, 1997     June 28, 1996      June 27, 1997     June 28, 1996
                                                        -------------     -------------      -------------     -------------
Net sales                                                   $7,104           $13,440            $15,370           $25,214
Cost of sales                                                6,157             8,456             13,419            15,554
                                                            ------           -------            -------           -------
 Gross profit                                                  947             4,984              1,951             9,660
Selling, general and administrative expenses                 1,034             1,392              2,016             2,868
                                                            ------           -------            -------           -------
 Operating income (loss)                                       (87)            3,592                (65)            6,792
Interest income (expense)                                      102                81                190               (39)
                                                            ------           -------            -------           -------
 Income before provision for income taxes                       15             3,673                125             6,753
Provision for income taxes                                       6             1,469                 50             2,701
                                                            ------           -------            -------           -------
Net income                                                  $    9           $ 2,204            $    75           $ 4,052
                                                            ======           =======            =======           =======

Net income per share                                             -           $  0.36            $  0.01           $  0.71
                                                            ======           =======            =======           =======
Average common shares outstanding                            7,022             6,039              7,020             5,723





              The notes are an integral part of the financial statements.

                           CERION TECHNOLOGIES INC.

                           STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                               Six Months Ended
                                                                               ----------------
                                                                                  (unaudited)
                                                                        June 27, 1997    June 28,1996
                                                                        -------------    ------------
Cash flows provided by (used in) operating activities:
Net Income                                                                  $    75        $  4,052
Adjustments to reconcile net income to cash
 provided by (used in) operating activities:
 Depreciation and amortization                                                1,266             880
 Deferred income taxes                                                            -            (520)
 Changes in operating assets and liabilities:
  Accounts receivable                                                        (1,779)         (3,670)
  Inventories                                                                   491              (6)
  Prepaid expenses and other assets                                            (110)              -
  Accounts payable and accrued expenses                                      (1,045)          2,193
                                                                            -------        --------
Net cash provided by (used in) operating activities                          (1,102)          2,929
                                                                            -------        --------

Cash flows used in investing activities:
 Additions to property, plant and equipment                                    (449)         (3,832)
 Purchase of short-term investments                                          (4,750)         (3,932)
 Proceeds from redemption of short-term investments                           3,000               -
                                                                            -------        --------
Cash flows used in investing activites                                       (2,199)         (7,764)
                                                                            -------        --------
Cash flows provided by (used in) financing activities:
 Debt issuance costs                                                           (100)              -
 Repayment of borrowings                                                          -         (11,142)
 Proceeds from shares issued                                                     40          19,545
                                                                            -------        --------
Cash flows provided by (used in) financing activities                           (60)          8,403
                                                                            -------        --------
Decrease in cash                                                             (3,361)          3,568
Cash at beginning of period                                                   9,300             173
                                                                            -------        --------
Cash at end of period                                                       $ 5,939        $  3,741
                                                                            =======        ========

Supplemental disclosure of cash flow information:
 Interest paid                                                              $     -        $     39
 Taxes paid                                                                 $    84        $    226




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


                                   THREE MONTHS ENDED
                                   ------------------
                                  June 27,     June 28,
                                    1997        1996
                                  --------     -------
Common shares outstanding       7,028,337    6,039,278
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

4.   OTHER

The financial statements for the three month periods ended June 27, 1997 and June 28, 1996 are prepared in accordance with generally accepted accounting principles ("GAAP") for interim financials and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-K dated March 24, 1997. The results of operations for the three months ended June 27, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1997.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

FORWARD -LOOKING STATEMENTS -- SAFE HARBOR
------------------------------------------

This Report contains "forward-looking statements," including the statements below regarding (i) trends affecting the Company's financial condition or results of operations, including the effect of market conditions, (ii) the Company's business strategies, including cost reduction, liquidity improvement and targeted capital expenditures, (iii) the possible impact of cancellation of orders by a major customer and backwards integration within the industry towards the manufacture of aluminum disk substrates. Moreover, from time to time in both written releases and reports and oral statements, the Company and its senior management may express expectations regarding future performance of the Company. The Company cautions investors not to place undue reliance on such statements. All of these "forward-looking statements" are inherently uncertain and are not guarantees of future performance. Investors must recognize that actual events could cause actual results to differ materially from Senior Management's expectations. Key risk factors that in particular, could have a material adverse impact on current and future performance include (i) the Company's dependence on a small number of customers, as evidenced by the cancellation of orders in July 1996 by one of the Company's two largest customers, (ii) a trend toward vertical integration among thin-film disk manufacturers that may reduce demand for the Company's products, as evidenced by a drastic curtailment by the Company's largest customer in 1996, (iii) dependence on the intensely competitive and cyclical hard-disk drive industry, (iv) absence of long-term purchase commitments from the Company's customers, and (v) risk of excess industry capacity. See "Factors that Affect Future Results" of the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1997 for a more detailed discussion of factors, as updated by the foregoing and other discussion in this Report, that could affect the Company's performance and the value of its common stock (which section is incorporated herein by reference). Such forward-looking statements speak only as of the date of this report and the Company disclaims any duty to update such statements.

THREE MONTHS AND SIX MONTHS ENDED JUNE 27, 1997 AND JUNE 28, 1996

      Net Sales. Net sales decreased $6.3 million, or 47%, to $7.1 million in the three months ended June 27, 1997 from $13.4 million in the three months ended June 28, 1996. Net sales decreased $9.8 million, or 39% to $15.4 million in the six months ended June 27, 1997 from $25.2 million in the six months ended June 28, 1996. The decrease in net sales resulted from the Company's largest customer gradually decreasing orders to zero in the second half of 1996 as it expanded its internal manufacturing capacity for aluminum disk substrates. This customer represented 3% and 44% of the Company's revenue in the second quarter of 1997 and 1996, respectively. Furthermore, this customer represented 4% and 45% of the Company's revenue in the six months ended June 27, 1997 and June 28, 1996, respectively. The decrease in net sales further resulted from a significant loss of orders from a major customer, that cancelled all its outstanding purchase orders in the third quarter of 1996. This customer resumed buying substrates from Cerion in the fourth quarter of 1996 but at reduced quantities with revenue from this customer being reduced 30% in the second quarter of 1997 compared to the second quarter of 1996; and, a 41% reduction in the first six months of 1997 compared to the the first six months of 1996. The Company's two primary customers in 1997 represented 84% and 48% of the Company's revenue in the second quarter of 1997 and 1996, respectively. Although the Company has been able to replace a portion of this lost order volume as compared to volume in the first six months of 1996, 27% of revenue in the first half of 1997 was from customers other than the Company's primary customer, has been with customers that possess internal manufacturing capacity for aluminum disk substrates. The customers with internal capacity use Cerion aluminum disk substrates to bridge their current internal production shortfalls. Average sales prices decreased significantly between the second quarter of 1996 and 1997 resulting in an average sales price in the second quarter of 1997 that was approximately 28% lower than the second quarter of 1996. Average sales prices have declined approximately 6% in the second quarter of 1997 compared to the first quarter of 1997.

      Gross Profit. Gross profit decreased $4.0 million to $1.0 million in the three months ended June 27, 1997 from $5.0 million in the three months ended June 28, 1996. Gross profit as a percentage of net sales decreased to 13.3% in the second quarter of 1997 as compared to 37.1% in the second quarter of 1996. Gross profit decreased $7.7 million to $2.0 million in the six months ended June 27, 1997 from $9.7 million in the six months ended June 28, 1996. Gross profit as a percentage of net sales decreased to 12.7% in the first six months of 1997 compared to 38.3% in the first six months of 1996. The decrease in gross profit was attributable to the underutilization of existing capacity which had been expanded in the first half of 1996 and the spreading of higher fixed costs, due to a larger available production capacity, over a lower sales volume in the second quarter of 1997. Gross profit also decreased as a result of lower average selling prices of the Company's products in the first half of 1997 as compared to the first half of 1996.

      Selling, General & Administrative Expenses. Selling, general and administrative expenses decreased $358,000, or 25.7%, to $1.0 million in the three months ended June 27, 1997 from $1.4 million in the three months ended June 28, 1996. Selling, general and administrative expenses decreased $852,000, or 29.7%, to $2.0 million in the six months ended June 27, 1997 from $2.9 million in the six months ended June 28, 1996. The decrease was due primarily to higher nonrecurring costs incurred in the first half of 1996, including relocation costs for two executive officers and costs associated with transitioning the Company from a captive supplier entity within the Nashua Corporation group of affiliated companies to a stand-alone company. Furthermore, lower spending associated with a decrease in the workforce, including lower profit-sharing and performance-based bonus expenses and reduced research and development spending contributed to the reduction in costs. Selling, general and administrative expenses as a percentage of net sales increased to 14.5% in the second quarter of 1997 compared to 10.4% in the second quarter of 1996. The increase in the percentage resulted from a reduction in revenue.

     Interest Income. Interest income consists of interest income from short-term investments.

     Provision for Income Taxes. Provision for income taxes was $6,000 for the three months ended June 27, 1997 as compared to $1.5 million for the three months ended June 28, 1996. The Company's effective tax rate was 40% in the second quarter of 1997 and 1996.

     Quarterly Results. The Company's revenues and earnings may fluctuate significantly from quarter to quarter based on a variety of factors, including
(i) the timing and size of new and recurring orders from customers, (ii) the introduction and marketing of new products by the Company and its competitors,
(iii) changes in demand for the Company's products, and (iv) general economic conditions within the data storage industry, (v) timing of significant orders, changes in pricing by the Company or its competitors, (vi) order cancellations, modifications and quantity adjustments and shipment rescheduling, (vii) changes in product mix, (viii) manufacturing yields and the level of utilization of the Company's production capacity. The impact of these and other factors on the Company's expense levels are based, in part, on its expectations as to future sales. Because the Company's sales are generally made pursuant to purchase orders that are subject to cancellation, modification, quantity reduction or rescheduling generally without penalty, the Company's backlog as of any particular date may not be indicative of sales for any future period, and changes to purchase orders could cause the Company's net sales to fall below expected levels. If sales levels are below expectations, operating results are likely to be materially adversely affected. Furthermore, net income may be disproportionately affected by a reduction in net sales because a proportionately smaller amount of the Company's expenses varies with its sales. As a result, the Company's operating results in any quarter may not be indicative of its future performance and could have a material adverse effect on the market price for the Company's Common Stock. In addition, the stock market recently has experienced volatility which has affected the market price of securities of many companies and which has sometimes been unrelated to the operating performance of such companies. Factors such as announcements of new products, alternative memory technology or strategic alliances by the Company or its competitors, as well as the market condition in the information industry and the movements in the prices of stocks in general may have a significant impact on the market price of the Company's Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements have been to fund working capital needs, manufacturing capacity expansion and capital expenditures related to manufacturing process automation. During 1996, these capital requirements were satisfied by cash flows from operations and proceeds of the Company's initial public offering, and in 1997 they have been satisfied from the proceeds of the Company's initial public offering.

Net cash provided by (used in) operating activities was ($1.1) million and $2.9 million in the six months ended June 27, 1997 and June 28, 1996, respectively. The decrease in cash provided by operating activities from the first six months of 1996 to the first six months of 1997 was primarily due to the decrease in net income and the increase in accounts receivable from December 31, 1996 to June 27, 1997 associated with growth of the Company's net sales in the three months ended June 27, 1997 compared to the three months ended December 31, 1996.

Net cash used in investing activities was $2.2 million and $7.8 million in the first six months of 1997 and 1996, respectively. Cash used in investing activities in 1996 was primarily for capital expenditures related to modifications of existing equipment, purchases of new equipment and purchase of short-term investments. In 1997, the primary investing activity was the purchase of short-term investments. Newly purchased equipment in 1996 increased both manufacturing capacities and efficiencies. The Company's short-term investments are comprised of investment grade commercial paper.

Net cash provided by (used by) financing activities was $60,000 in the first six months of 1997 primarily related to costs of obtaining the revolving credit facility. In the first six months of 1996, net cash used by financing activities was $8.4 million related to the proceeds of the Company's initial public offering offset by the repayment of debt.

The Company's future capital requirements will be to fund working capital needs and equipment purchases aimed at reducing manufacturing costs through changes to the manufacturing process. The Company has committed $1.4 million in 1997 to an automation project that it expects to complete by year-end. Future additional capital expenditures will be required to increase automation within the Company's manufacturing processes.

OUTLOOK

Cerion does not provide forecasts of potential financial performance. The statements contained in this Outlook are based upon the intent, belief or current expectations of the Company or its directors and officers. These statements are forward-looking; actual results may differ materially.

Based upon anticipated cash flows from operating activities, remaining proceeds from the initial public offering completed in 1996 and credit availability, the Company believes that it has the liquidity and capital resources needed to meet its financial commitments through 1997. The Company does not believe current market conditions will support substantial price increases. Thus, any improvement in operating performance will require cost improvements to occur. Unless the Company achieves substantial cost improvements, increased demand and no further price reductions beyond current levels, the Company may incur operating losses and negative cash flows from operating activities. Without such cost improvements and increased demand, at present cost levels and planned capital expenditures of approximately $3.0 million annually, the Company over an extended period of time will exhaust all or substantially all of its cash resources and borrowing availability under its credit facility. In such event, the Company would be required to pursue other alternatives to improve liquidity, including further cost reductions, sales of assets, the deferral of certain capital expenditures and obtaining additional sources of funds. No assurance can be given that the company will be able to pursue such alternatives successfully.

Adverse industry conditions during the second half of 1996, and the first half of 1997, in which available market supply exceeded demand is expected to continue through the fourth quarter of 1997. Reduced demand combined with a significant reduction in pricing caused the Company to incur net losses for the last two quarters of 1996 and operate at substantially break-even for the first half of 1997. These adverse industry conditions are expected to continue and the Company may continue to incur operating losses and negative cash flows from operating activities. Such net losses have, and, if they occur in the future will impair the Company's liquidity and available sources of liquidity and will continue to affect the Company adversely until significant product cost improvements are achieved and combined with increased sales volumes to return the Company to profitability.

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

FINANCIAL ACCOUNTING STANDARDS NO. 130

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires the presentation of comprehensive income which represents the change in equity of the Company from transactions and other events and circumstances from nonowner sources. Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997, and requires restatement of all prior-period financial statements presented. The adoption of this statement is not expected to materially affect either future or prior-period presentation of net income.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
------------------------------------------------------------

On May 7, 1997, at the Company's Annual Meeting of Shareholders, the Company's stockholders met to consider and vote upon the following proposal:

      (1) A proposal to elect two Class I directors to hold office for a three-year term and until their respective successors have been duly qualified and elected.

Results with respect to the voting on the above proposal were as follows:

      Proposal 1: Ross W. Manire

                  FOR - 6,256,780   WITHHOLD AUTHORITY - 29,124
                  ---   ---------   ------------------   ------

                  David A. Peterson

                  FOR - 6,256,280   WITHHOLD AUTHORITY - 29,624
                  ---   ---------   ------------------   ------

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








                                               CERION TECHNOLOGIES INC.
                                       ----------------------------------------
                                                  (Registrant)


Date:  AUGUST 11, 1997             BY: /s/ Richard A. Clark
                                       ----------------------------------------
                                       Richard A. Clark
                                       Vice President-Finance,
                                       Chief Financial  Officer and Treasurer
                                       (principal financial and duly authorized
                                       officer)