Form 10-Q
period 1997-09-26
CERION TECHNOLOGIES INC
filed 1997-11-10
CIK 1011067

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 26, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1984

For the transition period from                     to


Commission file number  0-28062


                            CERION TECHNOLOGIES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   DELAWARE                          02-0485458
           (State of incorporation)     (I.R.S. Employer Identification Number)

            1401 Interstate Drive
             Champaign, Illinois                     61821-1090
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

                    Yes   X             No
                       ------             ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                              Outstanding as of September 26, 1997
Common Stock, par value $.01                       7,028,337 shares

PART 1   -FINANCIAL INFORMATION
ITEM 1   -FINANCIAL STATEMENTS


                            CERION TECHNOLOGIES INC.

                                 BALANCE SHEETS
             (dollars in thousands except share and per share data)

                                                          September 26,       December 31,
                                                              1997                1996
                                                          -------------       ------------
ASSETS                                                     (unaudited)
Current Assets:
  Cash and cash equivalents                                  $ 7,559             $ 9,300
  Accounts receivable, net                                     5,561               2,928
  Inventories, net                                               533               1,046
  Prepaid expenses and other assets                              422                 395
  Deferred income taxes                                          420                 273
                                                             -------             -------
     Total current assets                                     14,495              13,942
Property, plant and equipment, net                             9,278               9,391
Other assets                                                      79                 -
                                                             -------             -------
                                                             $23,852             $23,333
                                                             =======             =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                      $ 4,053             $ 3,694
                                                             -------             -------
    Total current liabilities                                  4,053               3,694
Deferred income taxes                                            273                 273
Stockholders' equity:
  Preferred Stock, par value $.01 per share, 100,000
    shares authorized, none issued                               -                   -
  Common Stock, par value $.01 per share, 20,000,000
    shares authorized; 7,028,337 and 7,016,184 shares
    issued and outstanding, respectively                          70                  70
  Additional paid-in capital                                  18,679              18,639
  Retained earnings                                              777                 657
                                                             -------             -------
      Total stockholders' equity                              19,526              19,366
                                                             -------             -------
                                                             $23,852             $23,333
                                                             =======             =======

           The notes are an integral part of the financial statements.

                            CERION TECHNOLOGIES INC.

                            STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)


                                                     Three Months Ended               Nine Months Ended
                                                     ------------------               -----------------
                                                        (unaudited)                      (unaudited)
                                                 September 26,  September 27,    September 26,    September 27,
                                                     1997           1996             1997             1996
                                                 -------------  -------------    -------------    -------------
Net sales                                           $ 6,701        $  5,522         $ 22,071         $30,736
Cost of sales                                         5,862           4,954           19,281          20,515
                                                    -------        --------         --------         -------
  Gross profit                                          839             568            2,790          10,221
Selling, general and administrative expenses          1,100           1,446            3,117           4,306
                                                    -------        --------         --------         -------
  Operating income  (loss)                             (261)           (878)            (327)          5,915
Interest income                                          91              99              282              61
                                                    -------        --------         --------         -------
  Income (loss) before provision (benefit)
    for income taxes                                   (170)           (779)             (45)          5,976
Provision (benefit) for income taxes                   (215)           (312)            (165)          2,391
                                                    -------        --------         --------         -------
Net income (loss)                                   $    45        $   (467)         $   120          $3,585
                                                    =======        ========         ========         =======

Net income (loss) per share                         $  0.01         $  (0.07)        $  0.02          $ 0.58
                                                    =======        ========         ========         =======
Average common shares outstanding                     7,028            7,016           7,023           6,157

          The notes are an integral part of the financial statements.

                            CERION TECHNOLOGIES INC.

                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                     Nine Months Ended
                                                               -----------------------------
                                                                       (unaudited)
                                                               September 26,   September 27,
                                                                   1997            1996
                                                               -------------   -------------
Cash flows provided by (used in) operating activities:
Net income                                                        $   120         $  3,585
Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
  Depreciation and amortization                                     1,866            1,461
  Deferred income taxes                                              (147)               9
  Changes in operating assets and liabilities:
    Accounts receivable                                            (2,633)           3,282
    Inventories                                                       513           (1,682)
    Prepaid expenses and other assets                                 (27)            (525)
    Accounts payable and accrued expenses                             359              619
                                                                  -------         --------
Net cash provided by operating activities                              51            6,749
                                                                  -------         --------
Cash flows provided by (used in) investing activities:
  Additions to property, plant and equipment                       (1,732)          (5,719)
  Purchase of short-term investments                               (5,000)          (4,496)
  Proceeds from redemption of short-term
    investments                                                     5,000              994
                                                                  -------         --------
Cash flows used in investing activities                            (1,732)          (9,221)
                                                                  -------         --------
Cash flows provided by (used in) financing activities:
  Debt issuance costs                                                (100)             -
  Repayment of borrowings                                             -            (11,142)
  Proceeds from shares issued                                          40           19,545
                                                                  -------         --------
Cash flows provided by (used in) financing activities                 (60)           8,403
                                                                  -------         --------
Increase (decrease) in cash                                        (1,741)           5,931
Cash at beginning of period                                         9,300              173
                                                                  -------         --------
Cash at end of period                                             $ 7,559         $  6,104
                                                                  =======         ========
Supplemental disclosure of cash flow information:
  Interest paid                                                   $   -           $     74
  Taxes paid                                                      $    80         $    192

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

                                    Three Months Ended                Nine Months Ended
                                    ------------------                -----------------
                               September 26,    September 27,    September 26,    September 27,
                                   1997             1996             1997             1996
                               -------------    -------------    -------------    -------------
Common shares outstanding        7,028,337        7,016,184        7,022,732        6,157,369
Common share equivalents         None             None             None             None

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

The facility bears interest at the prime rate (as defined) plus 1/4 percent. The facility's terms include a fee for the unused portion of the credit facility equal to 3/8 percent, payable monthly. The facility contains certain covenants that include a limitation on dividends and maintaining certain financial ratios. No amounts were outstanding under the facility as of September 26, 1997.

In connection with obtaining the facility, the Company paid a closing fee equal to one percent of the total facility and incurred other costs totaling approximately $100,000. These costs will be amortized over the term of the facility.

3.   Liquidity Matters

Beginning in the second half of 1996, and continuing since then, the market appears to have been dominated by oversupply resulting in significant pricing pressures and, consequently, the Company experienced sales volume reductions and net losses for each of the last two quarters of 1996. In addition, during the same period, some thin-film media manufacturers shifted towards vertically-integrated production of disk substrates. No assurance can be given that further backwards integration by thin-film media manufacturers or other industry factors will not result in canceled orders or further sales volume reductions beyond levels experienced since the second half of 1996. The Company does not believe current market conditions will support price increases in the foreseeable future. Unless the Company achieves substantial cost improvements, experiences increased demand for its products and stabilizes pricing, the Company may incur operating losses and negative cash flows from operating activities. Without such cost improvements, increased demand and pricing stabilization, the Company could, over an extended period of time, exhaust substantially all of its cash resources and borrowing availability. In such event, the Company would be required to pursue other alternatives to improve liquidity, including initiating plans for further cost reductions, selling assets, deferring certain capital expenditures and obtaining additional funding sources. No assurance can be given that the Company will be able to successfully pursue such alternatives.

4.   Other

The financial statements for the nine month periods ended September 26, 1997 and September 27, 1996 are prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial statements and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-K dated March 24, 1997. The results of operations for the nine months ended September 26, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1997.

Certain reclassifications have been made to the statement of cash flows for the nine months ended September 27, 1996 to conform with the financial statement presentation of the statement of cash flows for the nine months ended September 26, 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS -- SAFE HARBOR

This Report contains "forward-looking statements," including the statements below regarding (i) trends affecting the Company's financial condition or results of operations, including the effect of market conditions, (ii) the Company's business strategies, including cost reduction, liquidity improvement and targeted capital expenditures, (iii) the possible impact of backwards integration within the industry towards the manufacture of aluminum disk substrates. Moreover, from time to time in both written releases and reports and oral statements, the Company and its senior management may express expectations regarding future performance of the Company. The Company cautions investors not to place undue reliance on such statements. All of these "forward-looking statements" are inherently uncertain and are not guarantees of future performance. Investors must recognize that actual events could cause actual results to differ materially from Senior Management's expectations. Key risk factors that in particular, could have a material adverse impact on current and future performance include (i) the Company's dependence on a small number of customers, as evidenced by the cancellation of orders in July 1996 by one of the Company's two largest customers, (ii) a trend toward vertical integration among thin-film disk manufacturers that may reduce demand for the Company's products, as evidenced by a drastic curtailment by the Company's largest customer in 1996,
(iii) dependence on the intensely competitive and cyclical hard-disk drive industry, (iv) absence of long-term purchase commitments from the Company's customers, and (v) risk of excess industry capacity. See "Factors that Affect Future Results" of the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1997 for a more detailed discussion of factors, as updated by the foregoing and other discussion in this Report, that could affect the Company's performance and the value of its common stock (which section is incorporated herein by reference). Such forward-looking statements speak only as of the date of this report and the Company disclaims any duty to update such statements.

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 26, 1997 AND SEPTEMBER 27, 1996

         Net Sales. Net sales increased $1.2 million, or 21%, to $6.7 million in the three months ended September 26, 1997 from $5.5 million in the three months ended September 27, 1996. Net sales decreased $8.7 million, or 28%, to $22.1 million in the nine months ended September 26, 1997 from $30.7 million in the nine months ended September 27, 1996. The decrease in net sales for the nine months resulted from the Company's largest customer in 1996 gradually decreasing orders to zero in the second half of 1996 as it expanded its internal manufacturing capacity for aluminum disk substrates. This customer represented 3% and 50% of the Company's revenue in the nine months ended September 26, 1997 and September 27, 1996, respectively.

The increase in net sales for the three months ended September 26, 1997 resulted from partial recovery from a significant loss of orders from a major customer that canceled all its outstanding purchase orders in the third quarter of 1996. Revenues from this customer for the three months ended September 26, 1997 show an increase in sales of 770% or $3.2 million as compared with the three months ended September 27, 1996. This customer resumed buying substrates from Cerion in the fourth quarter of 1996 and in 1997 but at reduced quantities, resulting in revenue from this customer being reduced 6% for the nine months ended September 26, 1997 compared to the nine months ended September 27, 1996. Net sales for the Company was concentrated with the same two customers that represented 54% and 46% of net sales for the three months ended September 26, 1997 and 41% and 36% of net sales for the nine months ended September 26, 1997.

In addition, average sales prices decreased significantly between the third quarter of 1996 and 1997, resulting in an average sales price in the third quarter of 1997 that was approximately 22% lower than the third quarter of 1996.


         Gross Profit. Gross profit increased $271,000 to $839,000 in the three months ended September 26, 1997 from $568,000 in the three months ended September 27, 1996. Gross profit as a percentage of net sales increased to 12.5% in the third quarter of 1997 as compared to 10.3% in the third quarter of 1996. Gross profit decreased $7.4 million to $2.8 million in the nine months ended September 26, 1997 from $10.2 million in the nine months ended September 27, 1996. Gross profit as a percentage of net sales decreased to 12.6% in the first nine months of 1997 compared to 33.3% in the first nine months of 1996. The increase in gross profit in the three months ended September 26, 1997 compared to the three months ended September 27, 1996 is attributable to the 56% increase in unit sales offset by the 22% decrease in average sales price. The decrease in gross profit in the first nine months of 1997 compared to the first nine months of 1996 was attributable to the underutilization of existing capacity which had been expanded in the first half of 1996 and the spreading of higher fixed costs, due to a larger available production capacity, over a lower sales volume in 1997. Gross profit also decreased as a result of lower average selling prices of the Company's products in the first nine months of 1997 as compared to the first nine months of 1996.

         Selling, General & Administrative Expenses. Selling, general and administrative expenses decreased $346,000, or 23.9%, to $1.1 million in the three months ended September 26, 1997 from $1.4 million in the three months ended September 27, 1996. Selling, general and administrative expenses decreased $1.2 million, or 27.6%, to $3.1 million in the nine months ended September 26, 1997 from $4.3 million in the nine months ended September 27, 1996. The decrease was due primarily to higher nonrecurring costs incurred in the first nine months of 1996, including relocation costs for two executive officers and costs associated with transitioning the Company from a captive supplier entity within the

Nashua Corporation group of affiliated companies to a stand-alone company. Furthermore, lower spending associated with a decrease in the workforce, including lower profit-sharing and reduced research and development spending contributed to the reduction in costs. Selling, general and administrative expenses as a percentage of net sales decreased to 16.4% in the third quarter of 1997 compared to 26.2% in the third quarter of 1996. The decrease in the percentage resulted from a reduction in spending combined with the growth in net sales.

         Interest Income. Interest income consists of interest income from short-term investments.

         Provision (Benefit) for Income Taxes. Benefit for income taxes was $215,000 for the three months ended September 26, 1997 as compared to $312,000 for the three months ended September 27, 1996. The Company's effective tax rate was 126% in the third quarter of 1997 and 40% in the third quarter of 1996. The increase in the Company's effective tax rate for the third quarter of 1997 resulted from the reduction to zero of a valuation reserve for the Company's deferred tax assets.

         Quarterly Results. The Company's revenues and earnings may fluctuate significantly from quarter to quarter based on a variety of factors, including
(i) the timing and size of new and recurring orders from customers, (ii) the introduction and marketing of new products by the Company and its competitors,
(iii) changes in demand for the Company's products, and (iv) general economic conditions within the data storage industry, (v) timing of significant orders, changes in pricing by the Company or its competitors, (vi) order cancellations, modifications, quantity adjustments and shipment rescheduling, (vii) changes in product mix, (viii) manufacturing yields and the level of utilization of the Company's production capacity. The impact of these and other factors on the Company's expense levels are based, in part, on its expectations as to future sales. Because the Company's sales are generally made pursuant to purchase orders that are subject to cancellation, modification, quantity reduction or rescheduling generally without penalty, the Company's backlog as of any particular date may not be indicative of sales for any future period, and changes to purchase orders could cause the Company's net sales to fall below expected levels. If sales levels are below expectations, operating results are likely to be materially adversely affected. Furthermore, net income may be disproportionately affected by a reduction in net sales because a proportionately smaller amount of the Company's expenses varies with its sales. As a result, the Company's operating results in any quarter may not be indicative of its future performance and could have a material adverse effect on the market price for the Company's Common Stock. In addition, the stock market recently has experienced volatility which has affected the market price of securities of many companies and which has sometimes been unrelated to the operating performance of such companies. Factors such as announcements of new products, alternative memory technology or strategic alliances by the Company or its competitors, as well as the market condition in the information industry and the movements in the prices of stocks in general may have a significant impact on the market price of the Company's Common Stock.

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

Net cash provided by operating activities was $51,000 and $6.7 million in the nine months ended September 26, 1997 and September 27, 1996, respectively. The decrease in cash provided by operating activities from the first nine months of 1996 to the first nine months of 1997 was primarily due to the decrease in net income and the increase in accounts receivable from December 31, 1996 to September 26, 1997 associated with growth of the Company's net sales in the second and third quarters of 1997 compared to the three months ended December 31, 1996.

Net cash used in investing activities was $1.7 million and $9.2 million in the first nine months of 1997 and 1996, respectively. Cash used in investing activities in 1996 was primarily for capital expenditures related to modifications of existing equipment, purchases of new equipment and purchase of short-term investments. In 1997, the primary investing activity was the purchase of new automated equipment. Newly purchased equipment in 1996 increased both manufacturing capacities and efficiencies. The Company's short-term investments are comprised of investment grade commercial paper.

Net cash used by financing activities was $60,000 in the first nine months of 1997 and primarily related to costs of obtaining the revolving credit facility. In the first nine months of 1996, net cash used by financing activities was $8.4 million and related to the proceeds of the Company's initial public offering offset by the repayment of debt.

The Company's future capital requirements will be to fund working capital needs and equipment purchases aimed at reducing manufacturing costs through changes to the manufacturing process. The Company has expended substantially all of the $1.4 million it had committed to an automation project that it expects to complete by year-end. The Company's total expected capital expenditures for 1997 may exceed $2.0 million. Future additional capital expenditures will be required to increase automation within the Company's manufacturing processes.

OUTLOOK

Cerion does not provide forecasts of potential financial performance. The statements contained in this Outlook are based upon the intent, belief or current expectations of the Company or its management. These statements are forward-looking; actual results may differ materially.

Based upon anticipated cash flows from operating activities, remaining proceeds from the initial public offering completed in 1996 and credit availability, the Company believes that it has the liquidity and capital resources needed to meet its financial commitments through 1998. The Company does not believe current market conditions will support price increases in the foreseeable future. Unless the Company achieves substantial cost improvements, experiences increased demand for its products and stabilizes pricing, the Company may incur operating losses and negative cash flows from operating activities. Without such cost improvements, increased demand and pricing stabilization, the Company could, over an extended period of time, exhaust substantially all of its cash resources and borrowing availability. In such event, the Company would be required to pursue other alternatives to improve liquidity, including initiating plans for further cost reductions, selling assets, deferring certain capital expenditures and obtaining additional funding sources. No assurance can be given that the Company will be able to successfully pursue such alternatives.

Adverse industry conditions during the second half of 1996, and the first nine months of 1997, in which available market supply exceeded demand, are expected to continue through the fourth quarter of 1997. Reduced demand combined with a significant reduction in pricing caused the Company to incur net losses for the last two quarters of 1996 and operate at substantially break-even for the first nine months of 1997. These adverse industry conditions are expected to continue and the Company may incur operating losses and negative cash flows from operating activities. Such net losses have, and, if they occur in the future will impair the Company's liquidity and available sources of liquidity and will continue to affect the Company adversely until significant product cost improvements are achieved and combined with increased sales volumes to return the Company to profitability.

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

On October 9, 1997, the Circuit Court of Cook County, Illinois dismissed the class action lawsuit filed against all defendants. The Plaintiffs have until December 5, 1997 to file an amended complaint in which they may attempt to state a claim against the Company and the other defendants.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

There has been no change in the information required by paragraphs (f)(2) through (f)(4) of Item 701 of Regulation S-K from that previously reported by the Company on Form S-R, except as follows with respect to the Company's use of net offering proceeds to the Company from its initial public offering after deducting previously reported expenses, as of September 26, 1997.

The proceeds of $19,525,350 from the initial public offering were utilized as follows as of September 26, 1997:

          Construction of plant, building and facilities                           $ 1,163,208
          Purchase and installation of machinery and equipment                       3,982,303
          Purchase of real estate                                                       75,000
          Repayment of indebtedness - First Nashua Note                              1,156,429
          Repayment of indebtedness - Second Nashua Note                            10,184,973
          Working capital, including cash and cash equivalents                       2,963,437

Cash and cash equivalents included in working capital will continue to be used for general corporate purposes.

In the Company's Prospectus, dated May 24, 1996, the Company stated that it planned to use approximately $9.0 to $12.0 million of the proceeds of the offering to build, purchase or lease a new facility and related equipment. As a result of a change in market conditions during the second half of 1996, the Company canceled its capacity expansion plans which included the new facility.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

     11.1  Computation of Net Income per Common Share

B.   Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CERION TECHNOLOGIES INC.
                                      -----------------------------------
                                                 (Registrant)

Date:  November 10, 1997              By: /s/ Richard A. Clark
------------------------              -----------------------------------
                                          Richard A. Clark
                                          Vice President-Finance,
                                          Chief Financial Officer and Treasurer
                               (principal financial and duly authorized officer)