Form 10-K405
period 1997-12-31
CERION TECHNOLOGIES INC
filed 1998-03-27
CIK 1011067

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997      COMMISSION FILE NUMBER 1-5492-1

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     On March 9, 1998, the aggregate market value of the voting stock held by nonaffiliates totaled approximately $14,729,300 based on the closing stock price as reported by The Nasdaq Stock Market.

     On March 9, 1998, there were 7,034,051 shares of common stock, $.01 par value, of the registrant issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the 1997 Annual Report to Shareholders are incorporated by reference herein and filed as Exhibits hereto.

================================================================================

                            CERION TECHNOLOGIES INC.
                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    3
Item 2.   Facilities and Properties...................................   10
Item 3.   Legal Proceedings...........................................   11
Item 4.   Submission of Matters to a Vote of Security Holders.........   11

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   12
Item 6.   Selected Financial Data.....................................   13
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   13
Item 8.   Financial Statements and Supplementary Data.................   18
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   18

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   18
Item 11.  Executive Compensation......................................   21
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   26
Item 13.  Certain Relationships and Related Transactions..............   27

                                  PART IV
Item 14.  Exhibits, Financial Statements Schedules and Reports on Form
            8-K.......................................................   28
Signatures............................................................   31

     This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 as discussed in greater detail in Item 7 below. Such statements are inherently uncertain and actual results could differ materially from the Company's expectations. Specifically, such results are subject to certain risks and uncertainties, including without limitation those discussed in "Matters Affecting Future Results" in Item 7 below and those discussed in the Company's 1997 Annual Report to Shareholders in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" (which section is filed as Exhibit 99.1 hereto and hereby incorporated by reference herein). Such forward-looking statements speak only as of the date on which they are made, and the Company cautions not to place undue reliance on such statements. The Company disclaims any duty to update any such statements.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Cerion Technologies Inc. ("Cerion" or "the Company") manufactures precision-machined aluminum disk substrates, which are the metallic platforms of magnetic thin-film disks used in the hard disk drives of portable and desktop computers, network servers, add-on storage devices and storage upgrades. The Company's manufacturing and engineering expertise, together with its proprietary manufacturing processes and equipment, enable it to supply customers with high product volumes and consistent quality while meeting increasingly stringent product tolerances. See "Matters Affecting Future Results" in Item 7 below for discussion regarding matters that may affect the Company's future performance.

INDUSTRY BACKGROUND

     Fluctuating Market Conditions. The markets in which the Company sells its aluminum disk substrates have shown rapid but fluctuating growth in demand over the last five years, but increased demand also has generated a rapid growth in production capacity. Periods of shortage have alternated recently with periods of oversupply. During the latter half of 1996 and throughout 1997 and continuing since then, the market appears to have been dominated by oversupply and consequently, pricing pressures. Although the Company's strategy during 1996 and 1997 was to compete on quality more than on price, during the latter half of 1996 and throughout 1997 the Company was nevertheless forced to compete increasingly on price, even on those products meeting the tightest specifications. These changing market forces had a significant impact on the Company's sales and margins.

     Growth in Demand. The introduction of increasingly powerful microprocessors and more memory intensive software, combined with the development and growth of multimedia computing applications and Internet usage, have stimulated demand for PCs in both the home and business markets. In addition, the applications currently being developed for PCs require greater storage capacity, sharply increasing the demand for high-capacity disk drives. The market demand for aluminum substrates used for thin-film disks in disk drives has been growing rapidly, stimulated by demand for PCs, storage upgrades and add-ons to existing computers and the growing use of sophisticated network servers. According to TrendFOCUS in 1997, an industry publication, the number of thin-film disks produced worldwide in 1993, 1994, 1995, 1996 and 1997 was 134 million, 186 million, 256 million, 344 million and 417 million, respectively, and projected at 450 million in 1998, which would represent a compound annual growth rate of approximately 28 percent over this six-year period.

     Although the average storage capacity per disk drive has increased significantly, the average number of disks per drive has remained relatively constant, primarily as a result of significant advances in technology and in the storage capacity of thin-film disks. The Company believes that success in the disk drive industry will continue to depend on the ability of the disk drive manufacturers, together with their suppliers of critical components, such as thin-film disks and disk substrates, to keep pace with these advances. As a result, thin-film disk manufacturers are likely to continue to require more stringent smoothness and flatness tolerances and higher quality levels from their aluminum disk substrate suppliers.

     Growth in Supply. Aluminum disk substrates are produced by independent producers, including the Company and Kobe Steel, Ltd. ("Kobe") through its subsidiaries and by vertically integrated thin-film disk manufacturers including Seagate Technologies, Inc. ("Seagate"), Komag, Inc. ("Komag"), StorMedia Incorporated ("StorMedia") and HMT Technology Corporation ("HMT"). During 1996 and 1997, StorMedia and HMT began to move towards vertically integrated production. In 1996, HMT acquired a facility in Oregon for aluminum disk substrate production. StorMedia announced in 1996 it would produce aluminum disk substrates at a new manufacturing facility in Singapore and in December 1997 acquired Akashic Memories Corporation ("Akashic"), which had significant production capacity to produce substrates. HMT and StorMedia represented 2 percent and 43 percent, respectively, of the Company's revenue in 1997 and 44 percent and 29 percent, respectively, in 1996. While Cerion has been able to sell substrates to certain of these vertically integrated companies, it has lost revenues from others, including a significant amount of revenues lost from one vertically integrated company, HMT. Even as the demand has increased for smoothness, flatness and uniformity, pricing pressures have increased substantially during the latter half of 1996 through 1997 and are expected to continue into 1998, even for disks meeting the most stringent specifications.

     Changes in Aluminum Disk Substrate Performance Characteristics. A thin-film disk is composed of a substrate, generally aluminum, which must be flat, smooth and free of surface defects. This base substrate is then coated with very thin layers of nickel and magnetic material, which create the disk's magnetic properties. Minor deviations in the tolerance or qualities of the aluminum substrate can cause significant numbers of disks to be rejected, creating significant yield loss to thin-film disk manufacturers.

     The increased demand for high-performance disk drives has resulted in increased pressures for aluminum substrate manufacturers to tighten their specifications for smoothness, flatness and uniformity. These qualities contribute to improved disk performance in the following ways: (i) the flatter the disk, the less risk that the recording head will "crash" against the surface of the disk, thus increasing the performance and reliability of the finished product; (ii) with a smoother original substrate, thin-film disk manufacturers are able to spend less time and use less material on the smoothing of the nickel plating layer that is applied on the aluminum substrate, resulting in cost efficiencies; and (iii) a smoother disk facilitates storage of information at higher densities, thus increasing the disk's memory capability.

THE CERION STRATEGY

     Cerion focuses on providing value-added engineering and technological solutions that meet the demands of the memory disk substrate markets requiring precision finishing of aluminum. The Company's strategy is to combine engineering expertise, innovative manufacturing techniques and proprietary equipment to provide a high volume of advanced, precision-machined aluminum disk substrates of consistent, high quality at competitive prices.

     In the latter half of 1996 and throughout 1997, market conditions, dominated by oversupply and growth in vertical integration by thin-film disk manufacturers, forced the Company to pursue "commodity" products with less stringent tolerances for a significant portion of its aluminum disk substrate production to maintain market share. The Company believes that similar market conditions will exist into the foreseeable future. Differentiation in the areas of service, and responsiveness to short-term demand swings will be required to maintain the Company's current market share. The Company will continue a long-term focus on continual improvement by striving to provide products meeting more demanding specifications for flatness, smoothness and uniformity. These products will be focused on meeting the typically more stringent demands of "high-end" drive applications. In addition, the Company expects that market conditions will require it to offer customized products to meet each customer's specific product parameters. The Company's continued strategic focus will be to maintain and grow relative market share through an emphasis on continual product improvement.

     The Company has sought to be a supplier to the "high end" of the disk market for the following reasons: (i) those customers that demand the highest quality and most stringent tolerances have the greatest ability to benefit from the value added by the Company's core competencies -- engineering skills, proprietary manufacturing processes and proprietary equipment; and (ii) the Company believes that, unlike the "lower end," less-exacting segment of the disk market, suppliers in the high end of the market compete substantially on quality as well as on price. Although, providing the best product may not result in higher market prices, it may prove to cushion sporadic swings in market demand as the Company's customers may choose to maintain a constant supply of the highest quality substrate.

     The key elements of the Company's strategy are as follows:

     - Focus on Manufacturing Cost Improvement. The reduction in market demand for the Company's products in the second half of 1996, driven by backwards integration by its largest customer, cancellation of orders by its second largest customer and a general oversupply of capacity throughout the industry, required the Company to shift from supplying primarily "high-end" products to providing the market customized products that are categorized by both "high-end" and "low-end" to maintain market share in 1997. The Company expects that its 1998 revenue will be from products that vary in product parameters that could be categorized by both "low-end" and "high-end." Thus, Cerion is focused on bringing manufacturing costs in line with new pricing standards in the industry. This focus requires innovative manufacturing process changes designed to increase output from existing labor and equipment resources. One element of the strategy is the automation of additional processing steps, which currently is under evaluation.

     - Development of "High-End" Products. The Company believes it is a leader in developing new products exceeding current industry requirements. For example, the Company's innovations in proprietary processes, such as chemical etching, resulted in the manufacture of substrates capable of meeting increasingly stringent tolerance requirements. In addition, Cerion's proprietary grinding technology has led to the development of the Company's newest product, its FFX Super Smooth ("FFX") disk, which is substantially smoother than aluminum disk substrates commercially available. The FFX disk is not currently being sold to any customers but is an example of the Company's focus on developing products ahead of market requirements, increasing the likelihood that the Company's products will be designed into new disk media for higher-capacity disk drives.

     - Continue to Improve Proprietary Manufacturing Processes and Production Equipment. The Company seeks to continue to improve its manufacturing processes and equipment to increase efficiency and production capacity and to improve product quality. The Company believes its proprietary equipment enables Cerion to achieve significant cost savings and to reduce the capital required to expand capacity. In addition, the Company believes that continuing advances in these areas have helped Cerion to develop manufacturing expertise that may give it a competitive advantage.

     - Maintain Strict Control of Manufacturing Process. The Company's real-time statistical monitoring of its manufacturing processes results in greater product uniformity and higher production yields, and provides its customers with more detailed statistical information regarding product consistency, which can improve production yields of Cerion's customers relative to competing substrates. In addition, product uniformity is an essential factor in the supplier qualification process of disk drive manufacturers. The Company's quality system is ISO 9001 registered.

PRODUCTS

     The Company currently manufactures products within one category, aluminum disk substrates, which represented at least 95 percent of net sales for the last three years, and historically (prior to 1997) a second category, OPC drum substrates. Cerion's aluminum disks are the base, or substrate, for the memory disk in a hard disk drive. The Company's current aluminum disk substrate products consist of 130mm (5 1/4 inch), 95mm (3 1/2 inch), 84 mm (3 inch) and 65mm (2 1/2 inch) diameter disks. The 95mm product, which accounts for substantially all of the Company's current disk substrate sales, is used primarily in the hard disk drives of desktop computers, network servers and add-on storage devices. The 65mm diameter product is used primarily in laptop computers. The Company's aluminum disk substrates have evolved significantly over time. For example, the Company's 95mm product, which the Company has been selling since 1987 for thin-film disk applications, has been enhanced over time to incorporate greatly improved characteristics for smoothness, flatness and dimensional variations.

     Most laser printers and certain office copiers contain an organic photoconductor ("OPC") imaging drum which accepts an electric charge that attracts toner for transfer to paper. These OPC drums use a precision-machined aluminum substrate onto which a photo-reactive coating is applied. OPC drums are incorporated into laser printer cartridges that are consumed during operation and replaced on a regular basis. The Company has not produced any OPC drums for sale since the latter part of 1996.

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

     The following diagram summarizes the stages in the Company's aluminum disk substrate manufacturing process:

                    STAGE                                                DESCRIPTION
                    -----                                                -----------
                                                     Raw aluminum blanks are received by the Company and
           Raw Material Preparation                  sorted by individual thickness to a resolution of
                                                     .0001 of an inch.

                                                     Blanks are chemically etched to reduce thickness
               Chemical Etching                      variation and remove the hard oxide layer on the
                                                     surface, making the disks easier to grind.

                                                     The inner and outer diameters of the disks are
          Edge and Chamfer Machining                 machined to exacting tolerances and are finished to
                                                     specific chamfer angles.

                                                     The disks are subjected to high temperatures to
                  Annealing                          release stresses built up during the preceding
                                                     machining step.

                                                     Very fine abrasive grinding stones are applied to
                   Grinding                          the disk to produce the final surface finish,
                                                     thickness and flatness either in a one-step or
                                                     two-step process.

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

     The Company's study of its customers' manufacturing processes has led to the adoption of certain manufacturing and processing methods that the Company believes to be unique. For instance, Cerion has pioneered the use of chemical etching in the manufacture of aluminum disk substrates. This process was developed in collaboration with the University of Illinois chemical engineering department and certain of the Company's suppliers. Today, substantially all the aluminum disk substrates produced by the Company are chemically etched.

  Proprietary Equipment and Processes

     The Company has developed proprietary equipment and processes that allow it to produce aluminum disk substrates within narrow specifications of smoothness, flatness and uniformity. For example, the Company has internally developed and built proprietary grinding machines for its own use, that the Company believes provide it with both a cost advantage and a superior substrate over that produced by commercially available grinders. The capital cost of the Company's custom-built proprietary grinding machine is less than 25 percent of the list price of comparable grinders from a leading manufacturer.

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

  Employee Participation

     Cerion believes that a critical component of its program of continuous process improvements and quality control is the active participation of its employees in these efforts. Employee teams are aware of production targets and meet regularly to discuss and evaluate process improvements. As incentive to such involvement, the Company distributed 4 percent of its pre-tax operating earnings to its employees (other than executive officers) as profit sharing when the Company had positive operating performance.

     To facilitate process improvements, the Company encourages employees to pursue their own ideas by providing a procedure in which an employee writes a detailed description of a process improvement that is then reviewed by key engineering, manufacturing, training, maintenance and safety personnel. If approved, the Company provides support, such as process or safety engineering, to the employee, who is then responsible for implementation of his or her suggestion on a trial basis. At the end of the trial period, the employee prepares a report, including results and recommendations, and if the trial is successful, a change notification document is issued. Upon approval of key areas, the change is implemented system-wide. The Company assigns a training instructor full time to facilitate employee team meetings to review process improvement issues.

     The Company places significant emphasis on training and education. Cerion provides a tuition payment benefit available to all employees. In addition, the Company's hourly pay system works on a pay-for-skills basis. Employees are certified to pre-set standards in various skills relating to their job assignments. As the employees earn additional certifications, their pay increases. Classroom training in statistics, decision-making, business basics, teamwork and systems-thinking are being added to this skill certification system. The Company believes these practices foster a Company-wide dedication, sense of common ownership and increased skills that contribute to higher product quality and manufacturing yields.

CUSTOMERS AND MARKETING

     Aluminum disk substrates represented over 95 percent of the Company's sales in 1996 and 100 percent in 1997. During 1997, Cerion shipped the majority of its aluminum disk substrates to two companies, StorMedia Incorporated ("StorMedia") and Trace Storage Technologies Inc. ("Trace"), representing approximately 41 percent and 43 percent, respectively, of the Company's net sales. During the fourth quarter of 1997, the Company shipped substantially all its aluminum disk substrates to two companies, Trace and StorMedia representing approximately 59 percent and 41 percent, respectively. Cerion's customer base, and each customer's relative importance, has fluctuated significantly and the Company believes it will continue to do so. In addition, as is customary in the industry, Cerion's sales generally are made pursuant to purchase orders that are subject to cancellation, modification or rescheduling generally without penalties. In the past, certain orders have been canceled or deferred.

     The Company, which has produced aluminum disk substrates since 1982, emerged in 1994 from a primarily captive supplier relationship with Nashua Corporation's ("Nashua") Computer Products Divisions. Since the sale by Nashua of that division in 1994, Cerion has expanded its customer and product base in response to growth in market demand for substrates, and it continues its efforts to broaden this customer base in the aluminum disk substrate market. Nevertheless, the Company believes that its dependence on a small number of customers will continue. Consequently, the loss of, or reduction in demand from, one or more aluminum disk substrate customers through backwards integration, consolidation, adverse financial circumstances, production disruptions or otherwise, does from time to time have a material adverse effect on the Company's business, results of operations and financial condition.

     Cerion, like other suppliers to the thin-film disk industry, is required to work closely with thin-film disk manufacturers in order to meet their specifications and to become qualified as a supplier. Qualifying aluminum disk substrates requires the Company to work extensively with the customer to meet product specifications. Therefore, customers often require a significant number of product presentations and demonstrations as well as substantial interaction with the Company's senior management before making a purchasing decision. Accordingly, Cerion's products typically have a lengthy sales cycle during which the Company may expend substantial financial resources and management time and effort with no assurance that a sale will result.

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

SOURCES OF SUPPLY

     The Company relies on Alcoa Memory Products, Inc. ("Alcoa") as its primary source of supply for the aluminum disk blanks used in producing substrates. A limited number of suppliers provide certain chemicals used in the Company's manufacturing processes. These chemicals often are customized to meet the Company's needs. Cerion has no long-term supply agreement with Alcoa or any of its other suppliers. The Company's reliance on Alcoa and its chemical suppliers therefore entails risk. If their products were to become unavailable or available in significantly reduced quantities or increased prices, it would have a significant impact on the Company's operating results. Locating and qualifying a substitute supplier could be a time-consuming and uncertain process. Changing suppliers for certain materials could require that the product be requalified with the customer. Moreover, a substitute supplier might be reluctant to undertake such a project without a significant commitment by the Company to higher prices or future purchases.

     Cerion believes, however, that the advantage of working closely with these suppliers may offset the foregoing risks. For example, Alcoa works closely with the Company to optimize Alcoa's production processes to meet Cerion's specifications.

COMPETITION

     The disk industry is characterized by intense competition. The Company believes that the principal competitive factors affecting its business are product availability, quality and price. The Company believes that a majority of the machined aluminum disk substrates are supplied by vertically integrated thin-film media and disk drive manufacturers, such as Seagate, Komag, StorMedia and HMT, and that the balance is supplied by independent aluminum disk substrate manufacturers such as Cerion. Shortage of supply in the past has influenced disk drive manufacturers and thin-film disk manufacturers to vertically integrate substrate manufacturing into their own operations.

     Cerion's direct competitors include both independent aluminum disk substrate manufacturers such as Kobe (which is much larger and has substantially greater production capacity than the Company), and vertically integrated companies that perform additional manufacturing processes on the substrates. These vertically integrated companies include manufacturers of hard disk drives. These competitors operate in both the United States and overseas. The Company believes that all its competitors have significantly greater financial, technical, and marketing resources. Furthermore, certain of these competitors have the advantage of being supplied by affiliated companies with the aluminum blanks used for their aluminum disk substrates.

     Intense competition by companies otherwise focused on other segments of the hard disk drive industry began in 1996 and continued throughout 1997 because of these companies adding or growing internal aluminum disk substrate manufacturing capacity that exceeded internal usage requirements, as the hard disk drive industry experienced a slowdown in growth in the latter half of 1996 which is expected to continue throughout at least the first half of 1998. The following specific actions by the Company's customers in 1996 and 1997 illustrates the impact backwards integration has had on the Company. In the first half of 1996, StorMedia, the Company's largest customer in 1997, announced that it would produce aluminum disk substrates as part of the production of nickel plated and polished substrates at a new manufacturing facility in Singapore. Furthermore, StorMedia completed in December 1997 its acquisition of Akashic, which has significant production capacity to produce substrates. In addition, HMT acquired a facility in 1996 in Oregon for aluminum disk substrate production, as well as for nickel plating and polishing. HMT expanded the capacity of this facility and as a result regular shipments to HMT were reduced to zero in December 1996. Several other disk drive and thin-film disk manufacturers, including Seagate and Komag, Inc., produce aluminum disk substrates internally for their own use.

     Moreover, backwards integrated companies could make their aluminum disk substrates available for distribution in the market as direct competitors of the Company. Any of these changes would reduce the already small number of current and potential customers and increase competition for the remaining market. Such competition could materially adversely affect the Company's business, results of operations and financial condition. In addition, because of the limited number of potential customers in the disk drive industry, the loss of one or more of its customers through backwards integration, consolidations, adverse financial circumstances or otherwise, has during 1996 and 1997 and could again have a material adverse effect on the Company's business, results of operations and financial condition.

     The Asian economic conditions that occurred in 1997 have impacted the Company's competitive position in primarily two ways. First, certain of the Company's competitors have experienced a reduction in cost of raw materials and labor costs that are obtained from Asian economies. The Company has not realized any benefit from the reduction in such raw material costs because the Company's primary suppliers are located in the United States. Additionally, the Asian domestic markets have softened in terms of demand which has resulted in under-utilized capacity of aluminum disk substrate production being made available to export to the United States. These factors have created new entrants to the competitive United States market and have increased the ability of these new entrants to drive pricing downward to gain market share.

     The Company believes that both the independent aluminum disk substrate producers and certain vertically integrated disk drive manufacturers have been attempting to increase aluminum disk substrate manufacturing capacity. These efforts, together with the Company's own efforts in 1996 and 1997 to increase production, have resulted in significant additional capacity for the aluminum disk substrates. This additional capacity has resulted in industry capacity in excess of demand. In addition, Cerion has experienced increased competition, which has materially adversely affected the Company's business, results of operations and financial condition.

BACKLOG

     Cerion's sales generally are made pursuant to supply agreements, purchase orders and releases that are subject to cancellation, modification or rescheduling, generally without penalty. The Company's backlog of supply agreements and purchase orders requesting delivery in the following quarter was approximately $2.7 million as of December 31, 1997, $3.7 million as of December 31, 1996, and $7.9 million as of December 31, 1995. Because these purchase orders may be canceled, modified or rescheduled by customers on short notice and generally without penalty, the Company does not believe that its backlog as of any particular date should be considered indicative of sales for any future period.

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

     Although Cerion intends to defend its proprietary interests, there can be no assurance that these measures will be successful. The Company believes, however, that because of the rapid pace of change in manufacturing processes and product design in the aluminum disk substrate industry, legal protections of its proprietary rights are less significant factors in the Company's success than the innovative skills, experience and technical competence of its employees.

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

EMPLOYEES

     On March 5, 1998 the Company reduced its workforce by 110 employees representing approximately 30 percent of the Company's full-time workforce. The workforce reduction was necessitated to align production capacity with expected future order volume. As of March 13, 1998, Cerion had 255 full-time employees located at its facility in Champaign, Illinois, with approximately 228 in manufacturing and research, development and engineering, and the remainder in administration and marketing. None of Cerion's employees is represented by a labor union. The Company believes that attracting and motivating skilled technical talent and managing turnover is vital to its success.

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

ITEM 2.  FACILITIES AND PROPERTIES

     The Company's headquarters and manufacturing facility are located in one 49,000 square foot building in Champaign, Illinois. At this Company-owned facility, Cerion operates 20 manufacturing cells for aluminum disk substrates.

     Cerion also has an option to purchase 3.1 acres of land adjacent to its headquarters. In addition, the Company leases 12,000 square feet in Urbana, Illinois for cleaning and storage of shipping containers and for storage of finished goods and raw materials.

     The Company's existing facility is operating three shifts per day, five days per week and is using all remaining manufacturing space at this facility. Any significant expansion of capacity would require Cerion to return to a seven days per week manufacturing schedule, or if this was insufficient, to build, purchase or lease a new facility.

ITEM 3.  LEGAL PROCEEDINGS

     On August 8, 1996, an individual plaintiff, Joshua Tietelbaum, initiated a lawsuit against the Company, Nashua Corporation ("Nashua"), William Blair & Co. ("Blair") and certain Cerion directors and officers in the Circuit Court of Cook County, Illinois. On September 4, 1996, a second individual plaintiff, Philippe Olczyk, initiated a similar lawsuit against the Company, Nashua, Blair and certain Cerion directors in the Circuit Court of Cook County, Illinois. Both lawsuits purport to be brought on behalf of a class consisting of all persons (other than the defendants) who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996.

     These two cases were consolidated before the same judge. On March 24, 1997, Teitelbaum and Olcyzk, joined by a third plaintiff, Robert K. Pickup, filed a Consolidated Amended Class Action Complaint ("Consolidated Complaint") against the Company, Nashua, Blair, and certain Cerion directors and officers. The Consolidated Complaint supersedes the prior complaints and also purports to be on behalf of a class consisting of all persons (other than the defendants) who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. The Consolidated Complaint alleges that, in connection with the Cerion initial public offering, the defendants issued certain materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. The Consolidated Complaint alleges that the defendants violated sections 11, 12(a)(2), and 15 of the 1933 Securities Act, section 13 of the Illinois Blue Sky Law, and the Illinois Consumer Fraud and Deceptive Practices Act. The Consolidated Complaint seeks a declaration that the case may proceed as a class action, damages and rescission of the sale of Cerion common stock by Cerion and Nashua, to the extent purchasers still hold Cerion shares, or rescissory damages, if they sold their Cerion stock; attorneys fees and costs; and other relief.

     On October 9, 1997, the Circuit Court of Cook County, Illinois dismissed the class action lawsuit filed against all defendants providing the Plaintiffs with the option to file an amended complaint in which they may attempt to state a claim against the Company and the other defendants. On December 5, 1997, the Plaintiffs filed an amended complaint against the same defendants with substantially similar alleged claims. The Company believes the Amended Consolidated Complaint to be without merit and is defending vigorously against the amended case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the year ended December 31, 1997 to a vote of the Company's security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the over-the-counter market and prices are quoted on The Nasdaq National Stock Market under the symbol "CEON." The following table sets forth the high and low bid prices as reported by The Nasdaq National Stock Market for the periods indicated beginning on May 24, 1996, the first day of trading, after the Company completed its initial public offering:

                                                               HIGH        LOW
                                                               ----        ---
1997
     First Quarter..........................................  $ 6.88      $3.63
     Second Quarter.........................................    4.38       2.63
     Third Quarter..........................................    3.00       1.94
     Fourth Quarter.........................................    3.44       1.97
1996
     Second Quarter.........................................  $19.50      $8.00
     Third Quarter..........................................   11.25       2.25
     Fourth Quarter.........................................    9.19       2.75

     On March 9, 1998, the closing price of the Company's Common Stock as reported by The Nasdaq National Stock Market was $2.094 per share. There were approximately 2,500 shareholders of the Common Stock of the Company as of such date. Cerion has not paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future.

     There has been no change in the information required by paragraphs (f)(2) through (f)(4) of Item 701 of Regulation S-K from that previously reported by the Company on Form S-R, except as follows with respect to the Company's use of net offering proceeds to the Company from its initial public offering after deducting previously reported expenses, as of December 31, 1997.

     The proceeds of $19,525,350 from the initial public offering were utilized as follows as of December 31, 1997:

Construction of plant, building and facilities..............  $ 1,163,208
Purchase and installation of machinery and equipment........    4,426,290
Purchase of real estate.....................................       75,000
Repayment of indebtedness -- First Nashua Note..............    1,156,429
Repayment of indebtedness -- Second Nashua Note.............   10,184,973
Working capital, including cash and cash equivalents........    2,519,450

     Cash and cash equivalents included in working capital will continue to be used for general corporate purposes.

     In the Company's Prospectus, dated May 24, 1996, the Company stated that it planned to use approximately $9.0 to $12.0 million of the proceeds of the offering to build, purchase or lease a new facility and related equipment. As a result of a change in market conditions during the second half of 1996 and throughout 1997, the Company canceled its capacity expansion plans, which included the new facility.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data for each of the five years in the period ended December 31, 1997. The information presented should be read in conjunction with the financial statements included elsewhere in this report.

                                                         YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------------------
                                                                       PRO
                                                                      FORMA
                                        1993      1994      1995     1995(1)       1996      1997
                                        ----      ----      ----     -------       ----      ----
STATEMENTS OF OPERATIONS DATA:
Net sales............................  $14,612   $14,553   $28,175   $28,175      $36,540   $31,810
Cost of sales........................   12,306    12,995    19,668    19,668       26,729    26,606
                                       -------   -------   -------   -------      -------   -------
  Gross profit.......................    2,306     1,558     8,507     8,507        9,811     5,204
Selling, general & administrative
  expenses...........................    1,651     1,731     2,537     3,510        5,561     4,405
                                       -------   -------   -------   -------      -------   -------
  Operating income (loss)............      655      (173)    5,970     4,997        4,250       799
Interest income (expense)............      (94)     (115)     (316)   (1,129)         169       366
                                       -------   -------   -------   -------      -------   -------
  Income (loss) before provision
     (benefit) for income taxes......      561      (288)    5,654     3,868        4,419     1,165
Provision (benefit) for income
  taxes..............................      222      (105)    2,210     1,512        1,914       338
                                       -------   -------   -------   -------      -------   -------
Net income (loss)....................  $   339   $  (183)  $ 3,444   $ 2,356      $ 2,505   $   827
                                       =======   =======   =======   =======      =======   =======
Net income per share, basic and
  diluted............................  $   .06   $  (.03)  $   .64   $   .44      $   .39   $   .12
Average common shares outstanding....    5,400     5,400     5,400     5,400(2)     6,379     7,024

                                          1993     1994     1995                   1996      1997
                                          ----     ----     ----                   ----      ----
BALANCE SHEET DATA:
Working capital........................  $  (27)  $2,645   $ 3,436                $10,248   $11,764
Total assets...........................   4,629    7,546    11,874                 23,333    25,265
Short-term debt........................      23       26        --                     --        --
Long-term debt.........................     342      316        --                     --        --
Stockholders' equity(3)................   3,182    6,121     8,458                 19,366    20,233

---------------
(1) The pro-forma statement of operations data presents the results of the Company after giving effect to the following, as if each had occurred as of January 1, 1995: (i) interest expense of $1.1 million (less $304,000 allocated interest expense to the Company) related to dividends to Nashua in the form of certain promissory notes payable to Nashua in the aggregate original principal amount of approximately $11.1 million; (ii) the elimination of a $227,000 corporate charge paid to Nashua; and (iii) the inclusion of $1.2 million in estimated selling, general and administrative expenses that would have been incurred if the Company were an independent public company during 1995.

(2) Reflects shares outstanding as of December 31, 1995, giving effect to a stock split. See Stockholders' Equity and Parent Company Investment Notes to the Financial Statements.

(3) Represents parent company investment at December 31, 1993, 1994 and 1995 and stockholders' equity at December 31, 1996 and 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required not included hereunder by this item may be found in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the 1997 Annual Report to Shareholders, and is incorporated herein by reference. (1)

MATTERS AFFECTING FUTURE RESULTS

     This Report contains certain forward-looking statements, including the statement below regarding the possible impact of cancellation of orders by a major customer and backwards integration within the industry towards the manufacture of aluminum disk substrates. Moreover, from time to time in both written releases and reports and oral statements, the Company and its Senior Management may express expectations regarding future performance of the Company. All of these "forward-looking statements" are inherently uncertain, and investors must recognize that actual events could cause actual results to differ materially from the Company's expectations. Key risk factors that could, in particular, have an adverse impact on current and future performance include the Company's dependence on a small number of customers, as witnessed by the cancellation of orders in July 1996 by one of the Company's two largest customers, a trend towards vertical integration among thin-film disk manufacturers that may reduce demand for the Company's products, as evidenced by the Company's largest customer in 1996 and the Company's largest customer in 1997, dependence on the intensely competitive and cyclical hard-disk drive industry, absence of long-term purchase commitments from the Company's customers and risk of excess industry capacity.

     Dependence on a Small Number of Customers. Aluminum disk substrates, all sales of which were to thin-film disk manufacturers, represented over 95 percent of the Company's sales in 1997 and 1996. The Company's aluminum disk substrate customers in 1997 were primarily Trace, StorMedia, Seagate and HMT, which represented approximately 43%, 41%, 11% and 2%, respectively, of the Company's aluminum disk substrate sales. There are a relatively small number of thin-film disk manufacturers worldwide. Because many of these thin-film disk manufacturers supply all or part of their aluminum disk substrate needs either through captive suppliers or vertically integrated operations, the Company believes that its dependence in this business on a few customers will continue in the future. The Company's customer base, and each customer's relative importance, fluctuated significantly during 1997 and may continue to fluctuate. The loss of one or more of the Company's customers or potential customers through consolidations, adverse financial circumstances or otherwise, could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's customers and the overall disk drive and component market has experienced a prolonged period of volatility and oversupply during the past 18 months beginning in the second quarter of 1996. A chronology of market events that have impacted the Company highlights the impact that changes in market conditions and customer manufacturing strategies have on the Company's operating performance. In the first half of 1996, the Company's largest customer in 1997, StorMedia, announced that it would produce aluminum disk substrates, as part of the production of nickel plated and polished substrates, at a new manufacturing facility in Singapore. Subsequent to this announcement, in July of 1996 the Company announced the cancellation of subsequent orders from StorMedia because of a loss of orders from StorMedia's largest customer, not because of StorMedia's internal capability to manufacture aluminum disk substrates in Singapore. However, in 1997 StorMedia made the Company its sole external source of aluminum disk substrates, allowing StorMedia to become the Company's largest customer. Furthermore, StorMedia completed in December 1997 its acquisition of Akashic, which has significant production capacity to produce substrates. In addition, HMT acquired a facility in Oregon for aluminum disk substrate production, as well as for nickel plating and polishing. HMT expanded the capacity of this facility and regular shipments to HMT ceased in December 1996.

     The internal production of aluminum disk substrates in 1996 by the Company's principal customers resulted in the reduction or elimination of purchases from the Company and could result in further reduction or elimination of purchases from the Company or the sale by such customers of aluminum disk substrates in competition with the Company. Moreover, the decision by one or more of the Company's customers to move to a single supply source could materially adversely affect the Company if the Company were not chosen as the single supply source. Similarly, a decision by one or more of the Company's customers to expand its base of suppliers could result in that customer reducing its purchases from the Company and materially adversely affect the Company's business, results of operations and financial condition.

     There also has been a trend toward consolidation in the disk drive industry, which the Company expects may continue. If any of the Company's customers or competitors were to combine, it would result, among other things, in a reduction of the number of their suppliers or increased pricing pressures, which could materially adversely affect the Company's business, operating results and financial condition.

     There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods or that customers will not cancel existing orders (which they did in 1996 and may generally do without penalty), nor can there be any assurance that the Company will be able to obtain orders from new customers. The level of orders for aluminum disk substrates also depends on the production levels of thin-film disk manufacturers, which may be subject to disruptions and delays as well as fluctuations in market demand. The loss of one or more of the Company's current customers or a significant reduction in the level of their orders could materially adversely affect the Company's business, operating results and financial condition.

     Dependence on Intensely Competitive and Cyclical Hard Disk Drive Industry; Price Reductions. The demand for the Company's aluminum substrates for thin-film disks depends solely upon the demand for hard disk drives, which in turn depends on the demand for new personal computers, storage upgrades and add-ons to existing computers and the growing use of sophisticated network servers. The disk drive industry is cyclical and historically has experienced periods of oversupply and reduced production levels, resulting in significantly reduced demand for thin-film disks, as well as pricing pressures as evidenced by recent market price reductions as much as 28 percent for the Company's aluminum disk substrates in the 18 months ended December 1997. The effect of these cycles on suppliers, including manufacturers of thin-film disks and aluminum disk substrates, has been magnified by the hard disk manufacturers' practice of ordering components, including thin-film disks, in excess of their current needs during periods of rapid growth. As announced by several of the hard drive and thin-film media manufacturers in the fourth quarter of 1997 and first quarter of 1998, the market is changing with a period of over-production causing a supply/demand imbalance within the industry. Although the media segment of the disk drive industry experienced in excess of 20 percent annual growth in 1997, several disk drive manufacturers initiated cutbacks in production plans for 1998 in response to supply/demand imbalances within the industry which has reduced demand in the first quarter of 1998 and possibly for a longer period. There can be no assurance that growth in the disk industry will continue at recent rates or at all, that the level of demand for disk drives will not decline, or that future demand will be sufficient to support existing and future capacity. In addition, the growth rate of personal computer unit sales may decline, which may adversely affect the demand for hard disk drives. A decline in demand for hard disk drives could further reduce the Company's sales of its product line and have a material adverse effect on the Company's business, operating results and financial condition.

     Absence of Long-Term Purchase Commitments. As is customary in this industry, the Company's sales are usually made pursuant to purchase orders that are subject to cancellation, modification or rescheduling, generally without penalties. Customers typically provide the Company with forecasts of expected requirements for the next three- to six-month period in the past; prior to the third quarter of 1996, and submit purchase orders or releases 14 to 60 days in advance of shipment dates. However, beginning in late 1996, customers began only forecasting four to six weeks in advance. In the past, certain forecasts of the Company's customers have failed to materialize or have been altered and delivery schedules have been deferred. For instance, in 1994 and 1996, sharp reductions in two large customers' orders adversely affected the Company's results of operations. Changes in forecasts, rescheduling and quantity reductions may result in inventory losses and under-utilization of production capacity. From time to time, customers have changed certain specifications or standards for their products, resulting in lower production yields, higher manufacturing costs and lower productivity and margins than anticipated by the Company.

     Risk of Excess Industry Capacity. The Company believes that both independent aluminum disk substrate manufacturers and vertically integrated companies are attempting to increase aluminum substrate manufacturing capacity. The Company increased its own manufacturing capacity in 1996 and 1997, through equipment expansion and manufacturing process changes that improved the output capacity of existing equipment and some or most of the vertically integrated, thin-film disk or hard drive manufacturers did the same in 1996 and 1997 and are expected to continue in the future, including the Company's largest customer in 1996; HMT and largest customer in 1997; StorMedia. These efforts may result in significant additional capacity in the industry. The Company has faced increased pricing pressures since the latter half of 1996, with price reductions that averaged 28 percent in the eighteen months ending December 1997 for the Company's products. To the extent the efforts described above result in industry capacity in excess of levels of demand, the Company has experienced and will continue to experience increased levels of competition and increased pricing pressures, which are likely to have a material adverse effect on the Company's business, results of operations and financial condition.

     Intense Competition Among Manufacturers of Aluminum Disk
Substrates. Cerion's direct competitors include both independent aluminum disk substrate manufacturers such as Kobe (which is much larger and has substantially greater production capacity than the Company) and vertically integrated companies that perform additional manufacturing processes on the substrates. These vertically integrated companies include manufacturers of hard disk drives. These competitors operate in both the United States and overseas. The Company believes that all its competitors have significantly greater financial, technical, and marketing resources. Furthermore, certain of these competitors have the advantage of being supplied by affiliated companies with the aluminum blanks used for their aluminum disk substrates.

     Intense competition by companies otherwise focused on other segments of the hard disk drive industry began in 1996 and continued throughout 1997 because of these companies adding or growing internal aluminum disk substrate manufacturing that exceeded internal usage requirements, as the hard disk drive industry experienced a slowdown in growth in the latter half of 1996 which is expected to continue throughout at least the first half of 1998. The following specific actions by the Company's customers in 1996 and 1997 illustrates the impact backwards integration has had on the Company. In the first half of 1996, StorMedia, the Company's largest customer in 1997, announced that it would produce aluminum disk substrates as part of the production of nickel plated and polished substrates at a new manufacturing facility in Singapore. Furthermore, StorMedia completed in December 1997 its acquisition of Akashic, which has significant production capacity to produce substrates. In addition, HMT acquired a facility in 1996 in Oregon for aluminum disk substrate production, as well as for nickel plating and polishing. HMT expanded the capacity of this facility and as a result regular shipments to HMT were reduced to zero in December 1996. Several other disk drive and thin-film disk manufacturers, including Seagate and Komag, produce aluminum disk substrates internally for their own use. Moreover, Seagate, StorMedia, HMT, Komag and several other industry participants currently produce aluminum disk substrates internally for their own use, and the Company believes that a majority of the thin-film disk market currently is supplied by such vertically integrated manufacturers. These companies could make their products available for distribution into the market as direct competitors of the Company. Additionally, one of the Company's principal current aluminum disk substrate customers announced in 1996 that they will produce aluminum disk substrates for internal use and achieved this internal capability through the purchase of Akashic in December 1997. Any of these changes could reduce the already small number of current and potential customers for the Company's products and increase competition for the remaining market.

     The Asian economic conditions that occurred in 1997 have impacted the Company's competitive position in primarily two ways. First, certain of the Company's competitors have experienced a reduction in cost of raw materials and labor costs that are obtained from Asian economies. The Company has not realized any benefit from the reduction in such raw material costs because the Company's primary suppliers are located in the United States. Additionally, the Asian domestic markets have softened in terms of demand which has resulted in under-utilized capacity of aluminum disk substrate production being made available to export to the United States. These factors have created new entrants to the competitive United States market and have increased the ability of these new entrants to drive pricing downward to gain market share.

     The Company believes that both the independent aluminum disk substrate producers and certain vertically integrated disk drive manufacturers have been attempting to increase aluminum disk substrate manufacturing capacity. These efforts, together with the Company's own efforts in 1996 and 1997 to increase production, have resulted in significant additional capacity for the aluminum disk substrates. This additional capacity has resulted in industry capacity in excess of demand. In addition, Cerion has experienced increased competition, which has materially adversely affected the Company's business, results of operations and financial condition.

     Moreover, the disk industry is characterized by intense price competition. Although the Company's products compete on the basis of availability and quality, price also is an important competitive factor as evidenced by market price reductions as much as 28 percent for the Company's products in the 18 months ended December 1997. Any increase in price competition will have a material adverse effect on the Company's gross margins and on its business, operating results and financial condition. There can be no assurance that the Company will be able to continue to compete successfully with existing or new competitors.

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

     Lengthy Qualification Process for New Products and Changes in Manufacturing Processes. The Company is required to work closely with manufacturers in the thin-film disk industry in order to become qualified as a supplier. In addition, changes in products or, in certain cases, manufacturing processes, also may require additional customer qualification. Qualifying aluminum disk substrates requires the Company to work extensively with the customer to meet product specifications. Therefore, customers often require a significant number of product presentations and demonstrations as well as substantial interaction with the Company's senior management before making a purchasing decision. Accordingly, the Company's products typically have a lengthy sales cycle during which the Company may expend substantial financial resources and management time and effort with no assurance that a sale will result. In the event the Company's products do not become qualified for a particular product development program on a timely basis, the Company could be excluded as a supplier of aluminum disk substrates for such program entirely or could become a secondary source of supply for such program, which typically results in lower sales. In addition, the Company may be prevented or delayed from making certain manufacturing process improvements due to the qualification process. Such failure to become qualified or timely qualified could have a material adverse effect on the Company's business, operating results and financial condition.

     Dependence on Suppliers. The Company relies on Alcoa Memory Products, Inc. a subsidiary of Aluminum Company of America, Incorporated ("Alcoa"), as its primary supplier of the aluminum blanks used by it for producing aluminum disk substrates. It also relies on a limited number of suppliers for certain materials used in its aluminum disk substrate manufacturing processes, including etching chemicals and coolants. The Company does not have any long-term supply contracts with Alcoa or any of its other major suppliers. Changing suppliers for certain materials would be expensive and require long lead times. For certain materials, a change in supplier could result in the Company being required to requalify its products with certain of its customers. Any significant limitations on the supply of raw materials could disrupt, limit or halt the Company's production of aluminum disk substrates and could have a material adverse effect on the Company's business, operating results and financial condition. Further, a significant increase in the price of one or more of these components also could materially adversely affect the Company's business, results of operations and financial condition.

     Future Capital Needs. Based upon anticipated cash flows from operating activities, remaining proceeds from the initial public offering completed in 1996 and credit availability, the Company believes that it has the liquidity and capital resources needed to meet its financial commitments through 1998. Unless the Company achieves substantial cost improvements, increased demand and no further price reductions beyond the cost reductions achieved in the future, the Company may incur net losses and negative cash flows from operating activities. Without such cost improvements and increased demand, at present cost levels and planned capital expenditures of approximately $3.0 million annually, the Company over an extended period of time could exhaust all or substantially all of its cash resources and borrowing availability under its credit facility. In such event, the Company would be required to pursue other alternatives to improve liquidity, including further cost reductions, sales of assets, the deferral of certain capital expenditures and obtaining additional sources of funds. No assurance can be given that the Company will be able to successfully pursue such alternatives. During the first quarter of 1998, one of the Company's significant customers became delinquent in the payment of outstanding accounts receivable totaling $4.1 million. This delinquency occurred because of the customer experiencing significant operating losses and negative cash flow from operations that strained the customers liquidity. This customer's outstanding balance due to the Company exceeds an average of approximately 110 days compared to normal trade terms provided to this customer of 60 days. Future payment of this amount by the customer is expected to be structured payments over a time frame not to exceed one year. This anticipated structuring of future payments will reduce the Company's liquidity and financial flexibility. Furthermore, in the event that this customer's financial position worsens during the payment period, the risk of default increases. Thus, any significant default by customers on the payment of outstanding amounts due to the Company could cause a significant reduction in liquidity and may exhaust the Company's cash resources.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information with respect to this item may be found in the Financial section of the 1997 Annual Report to Shareholders on pages 12 through 23, and is incorporated herein by reference.(1)
---------------
(1) The Company's 1997 Annual Report to Shareholders is not to be deemed filed as part of this report except for those parts thereof specifically incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows:

                    NAME                       AGE                       POSITIONS
                    ----                       ---                       ---------
David A. Peterson(3).........................   58   Chief Executive Officer, President and Director
Michael F. Brown.............................   39   Vice President-Marketing
Richard A. Clark(3)..........................   33   Chief Financial Officer, Vice President-Finance
                                                     and Treasurer
Paul A. Harter(3)............................   32   Vice President-Operations
William A. Hughes............................   35   Vice President-Product Development
Gerald G. Garbacz(2)(3)......................   61   Chairman of the Board of Directors
Joseph A. Baute(2)...........................   70   Director
Sheldon A. Buckler(1)........................   66   Director
Osmund M. Fundingsland(1)....................   54   Director
Daniel M. Junius(1)(3).......................   46   Director
Ross W. Manire(2)............................   46   Director
Gerard V. Schenkkan..........................   42   Director
Ronald D. Verdoorn...........................   48   Director

---------------
(1)  Member of the Compensation Committee

(2)  Member of the Audit Committee

(3) Individual is named as a defendant in the Consolidated Amended Class Action Complaint as discussed in Item 3 of this document

     The following is a biographical summary of the experience of the executive officers, key employees and existing directors of the Company.

     David A. Peterson is a co-founder of the original operations of the Company and has served as Chief Executive Officer, President and a director of the Company since its incorporation on December 31, 1995. From December 1991 through December 1995, Mr. Peterson served as President and General Manager of the Precision Technologies division of Nashua, the predecessor of the Company. From April 1991 until December 1991 he served as Vice President-Operations of the Thin-film unit of the Computer Products Division of Nashua. From July 1986 until April 1991, Mr. Peterson served as Vice President-Manufacturing of Disk-Tec (acquired by Nashua in July 1986 and became the Precision Technologies division of Nashua). From June 1982 until July 1986 he served as Director of Operations of Disk-Tec.

     Michael F. Brown has served as Vice President-Marketing of the Company since January 1996. From December 1995 until February 1996, Mr. Brown served as Market Development Manager of the Company. From September 1991 to December 1995, Mr. Brown was the Director of Sales and Marketing for Frisby Manufacturing Co., a precision-component manufacturer for the automotive and home appliance industries. From January 1986 to August 1991, Mr. Brown served as Manufacturer's Representative of J.A. Shoemaker & Associates, a manufacturing company.

     Richard A. Clark has served as Chief Financial Officer, Vice President-Finance and Treasurer of the Company since March 1996. From May 1995 through March 1996, Mr. Clark served as Director of Internal Audit of Nashua. From January 1992 to May 1995, Mr. Clark served as Manager within the Business Assurance practice of the accounting firm of Coopers & Lybrand L.L.P. From July 1988 to January 1992, Mr. Clark was a Senior Associate with Coopers & Lybrand L.L.P. Mr. Clark is a certified public accountant.

     Paul A. Harter has served as Vice President-Operations of the Company since February 1996. From August 1994 until February 1996 Mr. Harter served as Director of Operations of the Company. From July 1987 to August 1994, Mr. Harter served the Company in various management and staff positions.

     William A. Hughes has served as Vice President-Product Development of the Company since February 1996. Mr. Hughes has served the Company as Director of Product Development from September 1995 until February 1996, Product Development Manager from December 1993 to February 1996, Technical Supervisor from June 1989 until December 1993, and in a variety of other management and staff positions from June 1983 until June 1989.

     Gerald G. Garbacz has served as director of the Company since January 1996. Mr. Garbacz has been President , Chief Executive Officer and the Chairman of the Board of Nashua Corporation since January 1996. From 1994 through 1995, Mr. Garbacz was a private investor. He was Chairman and Chief Executive Officer of Baker & Taylor Inc., an information distribution company from 1992 to 1994. He is also a Director of Handy & Harman Inc.

     Joseph A. Baute has served as a director of the Company since March 1996. Mr. Baute served as a Director of Nashua from 1984 through June 1996, as Chairman of its Board of Directors from April 1995 through June 1996, and in an interim capacity as its President and Chief Executive Officer from November 1995 through December 1995. From 1979 until his retirement in 1993, Mr. Baute served as Chairman and Chief Executive Officer of Markem Corporation, an information application systems company. Mr. Baute is a director of Houghton Mifflin Company, State Street Boston Corporation, INSO Corporation, Metrika Systems and several private corporations. He also is a former director and Chairman of the Federal Reserve Bank of Boston and a former director and past Chairman of the Board of Directors of the The New England Council for Economic Development.

     Sheldon A. Buckler has served as a director of the Company since March 1996. Mr. Buckler has been Chairman of the Board of Commonwealth Energy System since May 1995. He was Vice Chairman of the Board of Polaroid Corporation from 1990 until his retirement in 1994. He also is a Director of Nashua Corporation, ASECO Corporation, PARLEX Corporation, Commonwealth Energy Corporation and Spectrum Information Technologies, Inc.

     Osmund M. Fundingsland has served as a director of the Company since February 1997 and has been the Chief Executive Officer of OSF International, a sales marketing consulting company, since its inception in 1995. From 1983 through 1994, Mr. Fundingsland was an Executive Vice-President of Applied Magnetics Corporation, an independent manufacturer of magnetic recording heads and head stack assemblies for disk drives. Mr. Fundingsland is a director of the ISERA group, a software company. He also serves on the board of directors for the International Disk Drive Equipment and Materials Association (IDEMA).

     Daniel M. Junius has served as a director of the Company since January 1996. Mr. Junius has served as Vice President-Finance and Chief Financial Officer of Nashua Corporation since 1995 and as Treasurer of Nashua since 1985.

     Ross W. Manire has served as a director since February 1997. Mr. Manire has been a Senior Vice President of the Carrier Systems Business Unit at 3Com since the merger of 3Com Corporation and U.S. Robotics Corporation in June 1997. Mr. Manire served as Senior Vice President and General Manager of the Networks Systems Division of U.S. Robotics, Inc. from May 1995 through June 1997 and served as its Senior Vice President-Operations and Chief Financial Officer from early 1993 through May 1995. U.S. Robotics, Inc. was an international designer, manufacturer and marketer of high-performance information access products. 3Com is a supplier of local area network and wide area network systems for the large enterprise, small business, home and service provider markets. Mr. Manire also is a director of AT Financial Corp. and EA Industries, Inc.

     Gerard V. Schenkkan has served as a director of the Company since March 1998. Mr. Schenkkan has been Vice President and General Manager of the Optical Storage Business Unit of Quantum Corporation since November 1997. He also served as Vice President of Corporate Development at Quantum Corporation from July 1996 until late 1997. From 1993 through 1996, Mr. Schenkkan was Marketing Manager of the Storage Systems Division of Hewlett-Packard Company. Quantum Corporation designs and manufactures storage products and is one of the largest global suppliers of hard disk drives.

     Ronald D. Verdoorn has served as a director of the Company since March 1998. Mr. Verdoorn has been a consultant since 1997. Mr. Verdoorn served as Executive Vice President and Chief Operating Officer of the Storage Products Group Media and LSI at Seagate Technologies, Inc. from 1995 through 1997. Mr. Verdoorn was Senior Vice President of Worldwide Manufacturing Operations at Seagate Technologies, Inc. from 1992 through 1995. Seagate Technologies, Inc. develops and manufacturers advanced information technology, including disk and tape storage devices, magnetic recording heads and media, precision motors, microelectronics, and data access and management software. Mr. Verdoorn is also a director of EA Industries, Inc. and Marvell.

     The executive officers of the Company are Messrs. Peterson, Brown, Clark, Harter and Hughes. Officers are elected on an annual basis to serve at the discretion of the Board of Directors.

BOARD OF DIRECTORS STRUCTURE INTO CLASSES

     The Board of Directors of Cerion Technologies Inc. is divided into three classes. The Class II Directors' term will expire at the Meeting and the Class III and Class I Directors' terms will expire in 1999 and 2000, respectively. All Directors elected at this and future Annual Meetings of Stockholders will be elected for three-year terms. All directors will hold office until their successors have been duly elected and qualified. Prior to the Meeting, Ross W. Manire, David A. Peterson and Gerard V. Schenkkan were the Class I Directors; Sheldon A. Buckler, Osmund M. Fundingsland and Joseph A. Baute were the Class II Directors; and Gerald G. Garbacz, Daniel M. Junius and Ronald D. Verdoorn were the Class III Directors. Mr. Baute's term as director will expire at the Annual Meeting.

     The nominees for Class II Directors are Sheldon A. Buckler and Osmund M. Fundingsland. Mr. Buckler and Mr. Fundingsland currently are serving as Class II Directors of the Company. Shares represented by all proxies received by the Board of Directors and not so marked as to withhold authority to vote for Mr. Buckler and Mr. Fundingsland will be voted FOR the election of both nominees. Messrs. Buckler and Fundingsland would be elected to hold office until the Annual Meeting of Shareholders to be held in 2001 and until their respective successors are duly elected and qualified. Both of these nominees have indicated their willingness to serve, if elected; however, if either should be unable or unwilling to serve, the proxies will be voted for the election of a substitute nominee designated by the Board of Directors or for fixing the number of directors at a lesser number.

     The following table sets forth for each nominee to be elected at the Meeting and for each director whose term of office will extend beyond the Meeting, his age, the position(s) currently held by each nominee or director with the Company, the year such nominee or director was first elected a director, the year each nominee's or director's term will expire and the class of director of each nominee or director.

                                                                     DIRECTOR    YEAR TERM    CLASS OF
      NOMINEE OR DIRECTOR'S NAME        AGE     POSITION(S) HELD      SINCE     WILL EXPIRE   DIRECTOR
      --------------------------        ---     ----------------     --------   -----------   --------
Gerald G. Garbacz.....................  61    Chairman of the Board    1996        1999        III
                                                of Directors
Daniel M. Junius......................  45    Director                 1996        1999        III
Ronald D. Verdoorn....................  42    Director                 1998        1999        III
Sheldon A. Buckler....................  66    Director                 1996        1998        II
Osmund M. Fundingsland................  54    Director                 1997        1998        II
Ross W. Manire........................  46    Director                 1997        2000         I
David A. Peterson.....................  58    President, Chief         1996        2000         I
                                                Executive Officer
                                                and Director
Gerard V. Schenkkan...................  48    Director                 1998        2000         I

COMPLIANCE WITH SECTION 16(a) of the Securities and Exchange Act

     The Company is not aware of any failure to file on a timely basis the forms required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the annual and long-term compensation paid to the person who served as Cerion's Chief Executive Officer during 1997 and Cerion's other executive officers who earned a salary and bonus in excess of $100,000 in 1997 and 1996:

                                         ANNUAL COMPENSATION
                             -------------------------------------------    LONG-TERM
         NAME AND                                          OTHER ANNUAL    COMPENSATION      ALL OTHER
    PRINCIPAL POSITION       YEAR   SALARY $   BONUS $    COMPENSATION $    OPTIONS #     COMPENSATION(1)
    ------------------       ----   --------   -------    --------------   ------------   ---------------
David A. Peterson..........  1997   $163,070   $144,193      $     --        128,390          $7,736
  President & Chief          1996    160,611         --            --        136,780           5,340
  Executive Officer          1995    148,874     83,567            --         11,500(2)        4,285
Michael F. Brown...........  1997    112,127     66,095            --         51,300           3,413
  Vice President-Marketing   1996    110,434(3)       --       56,636(4)      52,600           2,884
Richard A. Clark...........  1997    112,127(3)   66,095           --         51,300           3,372
  Vice President-Finance     1996     85,567         --       117,427(5)      52,600           1,280
Paul A. Harter.............  1997     91,732(3)   54,074           --         56,550           1,574
  Vice President-Operations  1996     91,318         --            --         63,100           3,334
William A. Hughes..........  1997     92,771(3)   54,074           --         56,550           3,488
  Vice President-Product     1996     99,972         --            --         63,100           5,446
  Development

---------------
(1) In 1997, Messrs. Peterson, Brown, Clark, Harter and Hughes earned (i) $4,575, $2,988, $2,988, $1,434 and $2,470, respectively, as contributions to the Company's Employees' Saving Plan; (ii) $2,430, $225,

    $184, $140, and $143, respectively, as life insurance premiums and income;
    (iii) $731, $200, $200, $0, and $0, respectively, as taxable club membership dues; and (iv) $0, $0, $0, $0 and $875 as a car allowance. In 1996, Messrs. Peterson, Brown, Clark, Harter and Hughes earned (i) $2,660, $2,660, $1,234, $3,194 and $3,360, respectively, as contributions to the Company's Employees' Savings Plan; (ii) $2,430, $224, $46, $140 and $140,
    respectively, as life insurance premiums and income; (iii) $250, $0, $0, $0 and $0, respectively, as taxable club membership dues; and (iv) $0, $0, $0, $0 and $1,946, respectively, as a car allowance.

(2) In 1995, Nashua (the then-parent of the Company) granted Mr. Peterson options to purchase common stock of Nashua under Nashua's incentive plan. The options terminated unexercised six months following the Company's initial public offering.

(3) Messrs. Brown, Clark, Harter and Hughes first became executive officers in 1996.

(4) Includes moving expense reimbursements of $35,893 and tax equalization payments of $20,743.

(5) Includes moving expense reimbursements of $70,550 and tax equalization payments of $46,877.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information as to options granted during fiscal 1997 to the individuals listed in the Summary Compensation Table.

                                                                                             VALUE AT ASSUMED
                                           % OF TOTAL                                      ANNUAL RATES OF STOCK
                                SHARES      OPTIONS                                       PRICE APPRECIATION FOR
                              UNDERLYING   GRANTED TO   EXERCISE OR                           OPTION TERM (5)
                               OPTIONS     EMPLOYEES     BASE PRICE       EXPIRATION      -----------------------
                               GRANTED      IN 1997     ($/SHARE)(4)         DATE             5%          10%
                              ----------   ----------   ------------   ----------------   ----------   ----------
David A. Peterson...........   128,390(1)     33.0%     $2.25 - 4.13   2/3/07 & 7/22/07    $252,613     $640,170
Michael F. Brown............    51,300(2)     13.2%      2.25 - 4.13   2/3/07 & 7/22/07     102,148      258,864
Richard A. Clark............    51,300(2)     13.2%      2.25 - 4.13   2/3/07 & 7/22/07     102,148      258,864
Paul A. Harter..............    56,550(3)     14.5%      2.25 - 4.13   2/3/07 & 7/22/07     109,577      277,690
William A. Hughes...........    56,550(3)     14.5%      2.25 - 4.13   2/3/07 & 7/22/07     109,577      277,690

---------------
(1) Options to purchase 60,000 and 26,300 shares will become exercisable on February 3, 1998 and July 22, 1998, respectively, if Mr. Peterson remains in the employ of the Company. Options to purchase 42,090 shares are "performance-accelerated" options. These options will become exercisable in tranches of 25% each based upon the Common Stock trading, for a period of 20 consecutive trading days, at an average premium of 25%, 50%, 75% and 100%, respectively, above the exercise price, if the optionee remains an employee of the Company on such date. However, if such performance goals are met prior to the first anniversary of the grant date, the shares that would otherwise become exercisable thereby only become exercisable on the first anniversary date of the grant date, if the optionee remains an employee of the Company on such date. On the eighth anniversary of the grant date, any remaining shares subject to a "performance-accelerated" option will become exercisable, if the optionee remains an employee of the Company on such date.

(2) Options to purchase 25,000 and 15,775 shares each will become exercisable on February 3, 1998 and July 22, 1998, respectively, if Messrs. Brown and Clark remain in the employ of the Company. Options to purchase 10,525 shares are "performance-accelerated" options subject to the conditions described in footnote (1).

(3) Options to purchase 25,000 and 15,775 shares each will become exercisable on February 3, 1998 and July 22, 1998 respectively if Messrs. Harter and Hughes remain in the employ of the Company. Options to purchase 15,775 shares are "performance-accelerated" options subject to the conditions described in footnote (1).

(4) The one year vesting options granted on February 3, 1997 were granted at $4.13. The one year vesting options and performance-accelerated options granted on July 22, 1997 were granted at $2.25.

(5) In accordance with SEC rules, also shown are the hypothetical gains or "option spreads," on the pre-tax basis, that would exist for the respective options. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option term. To put this data into perspective, the resulting Cerion stock prices for the grants expiring on February 3, 2007 and July 22, 2007 would be $6.73 and $3.67, respectively, at a 5% rate of appreciation and $10.71 and $5.84, respectively, at a 10% rate of appreciation. The amounts reflected in the table may not accurately reflect or predict the actual value of the stock options.

OPTION EXERCISES IN FISCAL YEAR 1997 AND VALUE OF OPTIONS AT END OF FISCAL 1997

                                                               NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED,
                                                                  OPTIONS HELD AT              IN-THE-MONEY, OPTIONS
                         SHARES ACQUIRED       VALUE              FISCAL YEAR END                AT FISCAL YEAR END
        NAME             ON EXERCISE(#)     REALIZED($)     EXERCISABLE/UNEXERCISABLE(#)    EXERCISABLE/UNEXERCISABLE($)
        ----             ---------------    -----------     ----------------------------    ----------------------------
David A. Peterson....           0                $0                  0/128,390                         $0/$0
Michael F. Brown.....           0                $0                  0/ 51,300                         $0/$0
Richard A. Clark.....           0                $0                  0/ 51,300                         $0/$0
Paul A. Harter.......           0                $0                  0/ 56,550                         $0/$0
William A. Hughes....           0                $0                  0/ 56,550                         $0/$0

SEVERANCE BENEFITS

     The Company has entered into employment agreements with executive officers Messrs. Peterson, Brown, Clark, Harter and Hughes in order to ensure their continued service to Cerion in the event of an attempt by a person or group of persons to gain control of Cerion. Such employment agreements provide that upon termination of employment under certain circumstances within three years of a "change in control" as defined in these agreements, the employee would receive severance pay equal to three times the sum of his annual salary and bonus for Messrs. Peterson, Brown, Clark, Harter and Hughes. In addition, if within three years following the "change in control", Messrs. Peterson, Brown, Clark, Harter or Hughes elect to terminate employment for "good reason" (as defined), he would receive the above described severance pay. These severance payments are subject to reduction to the extent necessary to avoid excise taxes under Section 280G of the Internal Revenue Code.

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company, Nashua or of any affiliated company ("Non-Employee Directors") will receive a fee of $750 per meeting of the Board of Directors or any committee thereof. All directors are reimbursed for their out-of-pocket expenses incurred in attending such meetings. The Company, under its 1996 Stock Incentive Plan, also grants each Non-Employee Director, on the election or re-election date of each such director, that number of shares of Common Stock which is equal in value to $10,000 (subject to adjustment annually), calculated with reference to the closing price of the Common Stock on the trading day immediately prior to the date of grant, and an option to purchase 1,000 shares of Common Stock exercisable at the same price.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Company's executive compensation program is administered by the Compensation Committee of the Board of Directors (the "Committee"). The Committee, which is composed of three independent directors, establishes and administers the Company's executive compensation policies and plans, and administers the Company's stock option plan. The Committee considers internal and external information in determining officers' compensation, including input from independent compensation consultants and outside survey data.

  Compensation Philosophy

     The Company's compensation policies for executive officers are based on the belief that the interests of executives should be closely aligned with those of the Company's shareholders. The Compensation policies are designed to achieve the following objectives:

     - Offer compensation opportunities that attract highly qualified executives, reward outstanding initiative and achievement, and retain the leadership and skills necessary to build long-term shareholder value.

     - Maintain a significant portion of executives' total compensation at risk, tied to both the annual and long-term financial performance of the Company and the creation of shareholder value.

     - Further the Company's short and long-term strategic goals and values by aligning compensation with business objectives and individual performance.

  Compensation Program

     The Company's executive compensation program has three major integrated components: base salary, annual incentive awards, and long-term incentives.

     Base Salary. Base salary levels for executive officers are determined annually by reviewing the competitive pay practices of companies of similar size and market capitalization, the skills, performance level, and contribution to the business of individual executives, and the needs of the Company. Overall, the Company believes that base salaries for executive officers are approximately competitive with median base salary levels for similar positions in similar companies, but the Committee has not attempted to aim for any specific range of any particular group of companies.

     Annual Incentive Awards. The Company's executive officers are eligible to receive annual cash bonus awards designed to motivate executives to attain short-term and longer-term corporate and individual management goals. The Committee establishes the annual incentive opportunity for each executive officer in relation to his or her base salary. Awards under this program are based on the attainment of specific Company performance measures established by the Committee early in the fiscal year. For 1997 and 1998, the formula for these bonuses was determined as a function of net income and cash flow objectives, thus establishing a direct link between executive pay and Company profitability. The Company's financial performance in 1997 met the objectives set by the Committee, as such, awards were earned.

     Long-Term Incentives. The Committee believes that stock options are an excellent vehicle for compensating its officers and employees. The Company provides long-term incentives through its 1996 Stock Incentive Plan, the purpose of which is to create a direct link between executive compensation and increases in shareholder value. Stock options are granted at fair market value and vest in installments, generally over two years. When determining option awards for an executive officer, the Committee considers the executive's current contribution to Company performance, the anticipated contribution to meeting the Company's long-term strategic performance goals, and industry practices and norms, but without using any specific targets or criteria. Long-term incentives granted in prior years and existing levels of stock ownership also are taken into consideration, but the Committee has no specific ownership target. Because the receipt of value by an executive officer under a stock option is dependent upon an increase in the price of the Company's Common Stock, this portion of the executives' compensation is directly aligned with an increase in shareholder value.

  Chief Executive Officer Compensation

     Mr. Peterson's base salary, annual incentive award and long-term incentive compensation are determined by the Committee based upon the same factors as those employed by the Committee for executive officers generally. Mr. Peterson's current annual base salary is $168,000 subject to annual review and adjustment by the Board of Directors of the Company. Mr. Peterson also may be entitled to an annual cash bonus depending on the Company's achievement of certain performance objectives, including certain milestones in earnings and cash flows during a fiscal year, as compared to the preceding fiscal year. Any such cash bonus shall be computed on a formula basis established by the Committee. For the year ending December 31, 1997, Mr. Peterson was paid a cash bonus totaling $144,188, or 88.4 percent of his 1997 base salary.

     Section 162(m) of the Internal Revenue Code limits the tax deduction to $1 million for compensation paid to certain executives of public companies. Having considered the requirements of Section 162(m), the Committee believes that grants made pursuant to the Company's Stock Incentive Plan meet the requirement that such grants be "performance based" and are, therefore, exempt from the limitations on deductibility. Historically, the combined salary and bonus of each executive officer has been well below the $1 million limit. The Committee's present intention is to comply with Section 162(m) unless the Committee feels that required changes would not be in the best interest of the Company or its shareholders.

                                        Respectfully Submitted by the
                                        Compensation Committee
                                        Sheldon A. Buckler, Chairman
                                        Daniel M. Junius
                                        Osmund M. Fundingsland

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee are Sheldon A. Buckler, Daniel M. Junius and Osmund M. Fundingsland. No member of the Compensation Committee was or is an officer or employee of the Company.

PERFORMANCE GRAPHS

     The following graph compares the cumulative total returns for Cerion's Common Stock with the comparable returns for Standard and Poor's SmallCap 600 Index and the Standard and Poor's Computers (Hardware) Index for the period beginning May 24, 1996 and ending December 31, 1997.

                               [GRAPHIC OMITTED]

                                     CERION             S&P            COMPUTERS
        Measurement Period        TECHNOLOGIES        SMALLCAP        (HARDWARE)-           PEER
      (Fiscal Year Covered)           INC            500 INDEX            500              GROUP
May 96                                 100               100               100               100
1996                                 34.21            104.12            115.00            182.54
1997                                 10.36            130.76            168.33            112.50

                                             Standard & Poor's Compustat-1-15-98

     This graph assumes the investment of $100 in Cerion's Stock, the Standard and Poor's SmallCap 600 Index and the Standard and Poor's Computers (Hardware) Index and a Peer Group of eight companies within the data storage segment of the computer industry as of May 24, 1996 (the date on which Cerion's Common Stock was first registered with the SEC and began trading) and assumes dividends were reinvested. Additional measurement points are at the remaining fiscal quarter ends for the year ended December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table shows the number of shares and percentage of Cerion's common stock beneficially owned by all persons known to Cerion to be the beneficial owners of more than 5% of its common stock, as of March 9, 1998.

                                                                                          PERCENT OF
                                                                 AMOUNT AND NATURE       COMMON STOCK
                 NAME OF BENEFICIAL OWNER                     OF BENEFICIAL OWNERSHIP    OUTSTANDING
                 ------------------------                     -----------------------    ------------
Nashua Corporation.........................................          2,599,000(b)            37.0%
State of Wisconsin Investment Board........................            686,200(a)             9.8%

---------------
(a) Based on information reported in a Schedule 13G filed with the Securities and Exchange Commission dated January 20, 1998.

(b) Based on information reported in a Schedule 13G filed with the Securities and Exchange Commission dated February 13, 1998. Shares are owned by a wholly owned subsidiary of Nashua.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

     The following table shows the number of shares and percentage of Cerion's Common Stock deemed to be beneficially owned by each director and nominee for director, each executive officer named in the Summary Compensation Table above and by all directors and officers of Cerion as a group, as of March 27, 1998.

                                                             AMOUNT AND NATURE OF     PERCENT OF SHARES
                           NAME                             BENEFICIAL OWNERSHIP(A)      OUTSTANDING
                           ----                             -----------------------   -----------------
David A. Peterson(e)......................................           62,000                 0.9%
Michael F. Brown(f).......................................           25,100                 0.3%
Richard A. Clark(f).......................................           27,650                 0.4%
Paul A. Harter(f).........................................           25,000                 0.3%
William A. Hughes(f)......................................           25,300                 0.3%
Gerald G. Garbacz.........................................            4,000                 0.1%
Joseph A. Baute(c)........................................            5,925                 0.1%
Sheldon A. Buckler(c).....................................            9,925                 0.1%
Osmund M. Fundingsland(b).................................            4,265                 0.1%
Daniel M. Junius(d).......................................            2,500                    *
Ross W. Manire(b).........................................            8,936                 0.1%
Gerard V. Schenkkan.......................................            4,848                 0.1%
Ronald D. Verdoorn........................................            4,848                 0.1%
Directors and Officers as a group (13 persons(g)..........          210,297                 2.9%

---------------
(a) Information as to the interests of the respective nominees has been furnished in part by them. The inclusion of information concerning shares held by or for their spouses or children or by corporations in which they have an interest does not constitute an admission by such nominees of beneficial ownership thereof. Unless otherwise indicated, all persons have sole voting and dispositive power as to all shares they are shown as owning.

(b) Includes 1,000 shares each Non-Employee Director (Directors who are not employees of the Company, Nashua or of any affiliated company) has a right to acquire within 60 days of April 6, 1998 through the exercise of stock options.

(c) Includes 2,000 shares each Non-Employee Director has a right to acquire within 60 days of April 6, 1998 through the exercise of stock options.

(d) Includes 1,500 shares held in a retirement account of Mr. Junius's spouse. Mr. Junius disclaims beneficial ownership of these shares.

(e) Includes 60,000 shares Mr. Peterson has a right to acquire within 60 days of April 6, 1998 through the exercise of stock options.

(f) Includes 25,000 shares each Executive officer has a right to acquire within 60 days of April 6, 1998 through the exercise of stock options.

(g) Includes 166,000 shares which the directors and officers of Cerion have the right to acquire within 60 days of April 6, 1998 through exercises of stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     No information is required with respect to this item because no such relationships or related transactions existed in 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents Filed as Part of Form 10-K

1.  FINANCIAL STATEMENTS

     The following financial statements and supplementary data are included in
Part II Item 8 filed as part of this report:

        -  Balance Sheets as of December 31, 1997 and 1996

        - Statements of Operations for the years ended December 31, 1997, 1996 and 1995

        - Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

        -  Notes to Financial Statements

        -  Quarterly Financial Information (unaudited)

        -  Report of Independent Accountants

2.  FINANCIAL STATEMENT SCHEDULE

        -  Schedule II - Valuation and Qualifying Accounts

     Schedules not listed above have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANT ON
                          FINANCIAL STATEMENT SCHEDULE
                          ----------------------------


To the Board of Directors of
Cerion Technologies Inc.

Our audits of the financial statements referred to in our report dated February 2, 1998 appearing in the 1997 Annual Report to Stockholders of Cerion Technologies Inc. (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PRICE WATERHOUSE LLP
Chicago, Illinois
February 2, 1998

3.  LIST OF EXHIBITS.

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
 2.1(a)    Capital Contribution Agreement.
 3.1(a)    Amended and Restated Certificate of Incorporation of the
           Registrant.
 3.2(a)    Amended and Restated By-Laws of Cerion Technologies Inc.
 4.1(a)    Specimen Certificate for shares of Cerion Technologies
           Inc.'s Common Stock.
10.1(a)    Form of Tax Allocation Agreement between Cerion Technologies
           Inc. and Nashua Corporation.
10.2(a)    Form of Registration Rights Agreement between Cerion
           Technologies Inc. and Nashua Corporation.
10.3(a)    Form of Intercompany Agreement between Cerion Technologies
           Inc. and Nashua Corporation.
10.4(a)    1996 Stock Incentive Plan.
10.5(a)    Form of One-Year Vesting Option Agreement.
10.6(a)    Form of Performance-Accelerated Option Agreement.
10.7(c)    Financing Agreement, dated as of March 7, 1997 between
           Cerion Technologies Inc., and The CIT Group/Business Credit,
           Inc.
10.8(c)    Mortgage, Security Agreement, Financing Statement and
           Assignment of Rents and Leases by and between Cerion
           Technologies Inc. and The CIT Group/Business Credit, Inc.
10.9(b)    Employment Contract between Cerion Technologies Inc. and
           David Peterson as President and Chief Executive Officer.
10.10(b)   Form of Employment Contract between Cerion Technologies Inc.
           and the four remaining executive officers of the Company
           indicated therein.
24         Powers of Attorney
27         Financial Data Schedule (EDGAR version only).
99.1       Financial Section of the 1997 Annual Report to Shareholders,
           pages 12 through 23.
99.2       Management's Discussion and Analysis of Financial Condition
           and Results of Operations section of the 1997 Annual Report to Shareholders, pages 8 through 11.

---------------
(a) Incorporated by Reference to Form S-1 filed on March 21, 1996 amended on April 25, 1996, File No. 333-2590.

(b) Incorporated by Reference to Form 10-Q filed for the quarter ended September 27, 1996 (Exhibits 10.9, and 10.10 originally filed as Exhibits 10.1 and 10.2, respectively).

(c) Incorporated by Reference to Form 10-K filed for the year ended December 31, 1996 (Exhibits 10.7 and 10.8 originally filed as Exhibits 10.7 and 10.8, respectively.)

(b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CERION TECHNOLOGIES INC.

                                          By      /s/ RICHARD A. CLARK
                                            ------------------------------------
                                                      RICHARD A. CLARK
                                               VICE PRESIDENT-FINANCE, CHIEF
                                                    FINANCIAL OFFICER AND
                                                         TREASURER

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                     SIGNATURE                                   CAPACITY                    DATE
                     ---------                                   --------                    ----
               /s/ DAVID A. PETERSON                 President and Chief Executive      March 27, 1998
---------------------------------------------------  Officer (Principal Executive
                 DAVID A. PETERSON                   Officer) and Director

               /s/ RICHARD A. CLARK                  Chief Financial Officer, Vice      March 27, 1998
---------------------------------------------------  President-Finance, and Treasurer
                 RICHARD A. CLARK                    (Principal Financial and
                                                     Accounting Officer)

               /s/ JOSEPH A. BAUTE*                  Director
---------------------------------------------------
                  JOSEPH A. BAUTE

              /s/ SHELDON A. BUCKLER*                Director
---------------------------------------------------
                SHELDON A. BUCKLER

            /s/ OSMUND M. FUNDINGSLAND*              Director
---------------------------------------------------
              OSMUND M. FUNDINGSLAND

              /s/ GERALD G. GARBACZ*                 Director
---------------------------------------------------
                 GERALD G. GARBACZ

               /s/ DANIEL M. JUNIUS*                 Director
---------------------------------------------------
                 DANIEL M. JUNIUS

                /s/ ROSS W. MANIRE*                  Director
---------------------------------------------------
                  ROSS W. MANIRE

               /s/ GERARD SCHENKKAN*                 Director
---------------------------------------------------
                 GERARD SCHENKKAN

               /s/ RONALD VERDOORN*                  Director
---------------------------------------------------
                  RONALD VERDOORN

              By /s/ RICHARD A. CLARK                                                   March 27, 1998
  ----------------------------------------------
                 *RICHARD A. CLARK
                AS ATTORNEY-IN-FACT

                                                                     SCHEDULE II

                            CERION TECHNOLOGIES INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

               COLUMN A                   COLUMN B        COLUMN C - ADDITIONS       COLUMN D          COLUMN E
               --------                   --------        --------------------       --------          --------
                                                                      CHARGED TO
                                         BALANCE AT     CHARGED TO      OTHER
                                        BEGINNING OF    COSTS AND     ACCOUNTS-     DEDUCTIONS-       BALANCE AT
             DESCRIPTION                   PERIOD        EXPENSES      DESCRIBE      DESCRIBE        END OF PERIOD
--------------------------------------      ----           ----           --           -----             ----

ALLOWANCE FOR DOUBTFUL ACCOUNTS
AND CUSTOMER RETURNS
Year ended December 31, 1997..........      $234           $151           $0           $   0             $385
Year ended December 31, 1996..........        51            187            0               4              234
Year ended December 31, 1995..........        36             21            0               6               51

INVENTORY VALUATION RESERVE
Year ended December 31, 1997..........      $469           $  0           $0           $(244)(1)         $225
Year ended December 31, 1996..........        50            419            0               0              469
Year ended December 31, 1995..........        19             31            0               0               50

DEFERRED TAX ASSET
VALUATION ALLOWANCE
Year ended December 31, 1997..........      $147           $  0           $0           $(147)(2)         $  0
Year ended December 31, 1996..........         0            147            0               0              147
Year ended December 31, 1995..........         0              0            0               0                0

---------------
(1) Adjustment due to sale of previously reserved inventory.

(2) Adjustment due to revaluation of realizable tax benefit.