Form 10-Q
period 1998-04-03
CERION TECHNOLOGIES INC
filed 1998-05-15
CIK 1011067

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended APRIL 3, 1998

                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1984
For the transition period from _______________________ to ______________________

Commission file number  0-28062


                            CERION TECHNOLOGIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                              02-0485458
       ------------------------          ---------------------------------------
       (State of incorporation)          (I.R.S. Employer Identification Number)

        1401 Interstate Drive
         Champaign, Illinois
----------------------------------------              ----------
(Address of principal executive offices)              61821-1090
                                                      (Zip Code)

Registrant's telephone number, including area code  (217) 359-3700
                                                    --------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X       No
                        ---         ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                Outstanding As Of April 3, 1998
----------------------------                    -------------------------------
Common Stock, par value $.01                            7,043,747 shares

PART 1-FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS


                            CERION TECHNOLOGIES INC.

                                 BALANCE SHEETS
             (dollars in thousands except share and per share data)


                                                                               April 3,    December 31,
                                                                                 1998         1997
                                                                               --------    ------------
                                                                             (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                                    $ 2,499       $ 4,588
   Accounts receivable, net of allowances for
     doubtful accounts and customer
     returns of $309 and $385, respectively                                       7,218        10,271
   Inventories                                                                    1,687           726
   Prepaid expenses and other assets                                                301           208
   Deferred income taxes                                                            637           637
                                                                                -------       -------
       Total current assets                                                      12,342        16,430
Property, plant and equipment, net                                                8,718         8,769
Other assets                                                                         56            66
                                                                                -------       -------
                                                                                $21,116       $25,265
                                                                                =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                        $ 1,197       $ 4,666
                                                                                -------       -------
      Total current liabilities                                                   1,197         4,666

Deferred income taxes                                                               366           366

Commitments and contingencies
Stockholders' Equity:
   Preferred Stock, par value $.01 per share, 100,000
      shares authorized, none issued                                                  -             -

   Common Stock, par value $.01 per share, 20,000,000 shares authorized;
      7,043,747 and 7,028,337 shares issued and outstanding, respectively            70            70
   Additional paid-in capital                                                    18,709        18,679
   Retained earnings                                                                774         1,484
                                                                                -------       -------
      Total stockholders' equity                                                 19,553        20,233
                                                                                -------       -------
                                                                                $21,116       $25,265
                                                                                =======       =======

           The notes are an integral part of the financial statements.

                            CERION TECHNOLOGIES INC.

                            STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)



                                                     THREE MONTHS ENDED
                                                  -----------------------
                                                        (unaudited)
                                                  April 3,      March 28,
                                                    1998           1997
                                                  --------      ---------

Net sales                                          $ 2,874        $8,266
Cost of sales                                        3,251         7,262
                                                   -------        ------
  Gross profit                                        (377)        1,004
Selling, general and administrative expenses           873           982
                                                   -------        ------
  Operating income  (loss)                          (1,250)           22
Interest income                                         67            88
                                                   -------        ------
  Income (loss) before provision (benefit)
    for income taxes                                (1,183)          110
Provision (benefit) for income taxes                  (473)           44
                                                   -------        ------

Net income (loss)                                  $  (710)       $   66
                                                   =======        ======
Net income (loss) per share, basic and diluted     $ (0.10)       $ 0.01
                                                   =======        ======
Average common shares outstanding                    7,034         7,018



           The notes are an integral part of the financial statements.

                            CERION TECHNOLOGIES INC.

                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                             Three Months Ended
                                                           ---------------------
                                                                (unaudited)
                                                           April 3,    March 28,
                                                             1998         1997
                                                           --------    ---------

Cash flows provided by (used in) operating activities:
Net income (loss)                                          $  (710)     $    66
Adjustments to reconcile net income to cash provided by
   (used in) operating activities:
      Depreciation                                             523          643
      Loss on disposal of property, plant and equipment        (50)           -
      Changes in operating assets and liabilities:
         Accounts receivable                                 3,053       (2,737)
         Inventories                                          (961)         298
         Prepaid expenses and other assets                     (93)         108
         Accounts payable and accrued expenses              (3,469)          66
                                                           -------      -------

Net cash used in operating activities                       (1,707)      (1,556)
                                                           -------      -------

Cash flows provided by (used in) investing activities:
   Additions to property, plant and equipment                 (462)        (150)
   Proceeds from sale of property, plant and equipment          50            -
   Purchase of short-term investments                            -       (4,750)
                                                           -------      -------

Cash flows used in investing activities                       (412)      (4,900)
                                                           -------      -------

Cash flows provided by (used in) financing activities:
   Debt issuance costs                                           -         (100)
   Proceeds from shares issued                                  30           10
                                                           -------      -------

Cash flows provided by (used in) financing activities           30          (90)
                                                           -------      -------

Decrease in cash                                            (2,089)      (6,546)
Cash at beginning of period                                  4,588        9,300
                                                           -------      -------
Cash at end of period                                      $ 2,499      $ 2,754
                                                           =======      =======

Supplemental disclosure of cash flow information:
   Interest paid                                           $     -      $     -
   Income taxes paid                                       $   476      $     -



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


                                           Three Months Ended
                                        ------------------------
                                         April 3,      March 28,
                                           1998           1997
                                        ---------      ---------

Common shares outstanding               7,033,881      7,018,406
Common share equivalents                   None          None


2.   REVOLVING CREDIT FACILITY

The Company secured on March 7, 1997 a $7.5 million revolving credit facility ("facility") that matures March 7, 2000. The facility is collateralized by all the Company's assets and the Company may borrow against the facility based upon prescribed advance rates applied to certain of the Company's accounts receivable and inventories. Availability under the facility as of April 3, 1998 totaled zero. No amounts were outstanding under the facility as of April 3, 1998.

The facility bears interest at the bank's prime rate plus 1/4 percent. The facility's terms include a fee for the unused portion of the credit facility equal to 3/8 percent per annum, payable monthly. The facility contains certain covenants including the maintenance of certain financial ratios.

In connection with obtaining the facility, the Company paid a commitment fee equal to 100 basis points of the total facility and other costs totaling approximately $90,000 in 1997. These costs are being amortized over the term of the facility.

3.   LIQUIDITY MATTERS

During the second half of 1996, throughout 1997 and continuing into the first quarter of 1998, industry market supply exceeded demand, resulting in significant pricing and volume reductions and net losses for each of the last two quarters of 1996, close to break-even performance for the first three quarters of 1997 and a net loss in the first quarter of 1998. No assurance can be given that further backwards integration by thin-film media manufacturers or other industry factors will not result in canceled orders or further volume reductions beyond levels experienced in the second half of 1996, 1997 and through the first quarter of 1998. Additionally, the Company does not believe current market conditions will support any price increases in the foreseeable future. Unless the Company achieves substantial cost improvements, increased demand and no further price reductions that exceed cost reductions beyond year-end levels, the Company could incur net operating losses and negative cash flows from operating activities. Without such cost improvements and increased demand, at present cost levels and planned capital expenditures that may exceed approximately $2.0 million annually, the Company over an extended period of time may exhaust all or substantially all of its cash resources and borrowing availability under its credit facility (See the "Revolving Credit Facility" note for a description of the borrowing limitations under the Company's credit facility). In such event, the Company would be required to pursue other alternatives to improve liquidity, including further cost reductions, sales of assets, the deferral of certain capital expenditures and obtaining additional sources of funds. Furthermore, any significant default by customers on the payment of outstanding amounts due to the Company could cause a significant reduction in liquidity and may exhaust the Company's cash resources sooner than would otherwise happen. No assurances can be given that the Company will be able to pursue such alternatives successfully.

During the first quarter of 1998, one of the Company's significant customers became delinquent in the payment of outstanding accounts receivable totaling $4.1 million. This delinquency occurred because of the customer experiencing significant operating losses and negative cash flow from operations that strained the customer's liquidity. Future payment of this amount by the customer is expected to be structured payments over a time frame not to exceed one year. The customer has made payments of $0.3 million against its obligations to the Company since the customer became delinquent, leaving a balance of $3.8 million. The anticipated structuring of future payments will reduce the Company's liquidity and financial flexibility. Furthermore, in the event that this customer's financial position worsens during the payment period, the risk of default increases.

4.   OTHER

The financial statements for the three month periods ended April 3, 1998 and March 28, 1997 are prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial statements and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-K filed on March 27, 1998. The results of operations for the three months ended April 3, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1998.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD - LOOKING STATEMENTS -- SAFE HARBOR

This Report contains certain "forward-looking" statements, including, but not limited to the statements regarding the possible impact of cancellation of orders by a major customer and backwards integration within the industry towards the manufacture of aluminum disk substrates. Moreover, from time to time in both written releases and reports and oral statements, the Company and its senior management may express expectations regarding future performance of the Company. All of these "forward-looking" statements are inherently uncertain, and investors must recognize that actual events could cause actual results to differ materially from senior management's expectations. Key risk factors that could, in particular, have an adverse impact on current and future performance include the Company's dependence on a small number of customers, a trend toward backwards integration among thin-film disk manufacturers that may continue to reduce demand for the Company's products, dependence on the intensely competitive and cyclical hard disk drive industry, absence of long-term purchase commitments from the Company's customers and risk of excess industry capacity. See "Matters Affecting Future Results" included in the Company's Form 10-K dated March 27, 1998 for a more detailed discussion of factors that could affect the Company's performance and the value of its Common Stock.

With respect to "forward-looking" statements contained herein, we urge our shareholders to read Cerion's Form 10-K filed with the Securities and Exchange Commission.

THREE MONTHS ENDED APRIL 3, 1998 AND MARCH 28, 1997

      Net Sales. Net sales decreased $5.4 million, or 65.2%, to $2.9 million in the three months ended April 3, 1998 from $8.3 million in the three months ended March 28, 1997. The decrease in net sales for the three months resulted from the Company's two largest customers decreasing their orders. The largest customer, constituting 33% of revenues in the first quarter of 1997, purchased in the fourth quarter of 1997 substrate manufacturing capacity to cover their requirements. The second largest customer, constituting 25% of revenues in the first quarter of 1997, had excess inventory in stock, thereby reducing their requirements for substrates in the first quarter of 1998.

In addition, average sales prices decreased significantly between the first quarter of 1998 and 1997, resulting in an average sales price in the first quarter of 1998 that was approximately 8% lower than the first quarter of 1997.

      Gross Profit. Gross profit decreased to $(377,000) in the three months ended April 3, 1998 from $1.0 million in the three months ended March 28, 1997. Gross profit as a percentage of net sales decreased to a negative 13.1% in the first quarter of 1998 as compared to 12.1% in the first quarter of 1997. The decrease in gross profit in the three months ended April 3, 1998 compared to the three months ended March 28, 1997 is attributable to the 62% decrease in unit sales combined with the 8% decrease in average sales price.

      Selling, General & Administrative Expenses. Selling, general and administrative expenses decreased $109,000, or 11.1%, to $873,000 in the three months ended April 3, 1998 from $982,000 in the three months ended March 28, 1997. The reduction in absolute spending results from lower shipping costs attributable to lower sales volume, and no profit sharing or bonuses in 1998 due to the Company not achieving its operating targets. Selling, general and administrative expenses as a percentage of net sales increased to 30.4% in the first quarter of 1998 compared to 11.9% in the first quarter of 1997. The increase in the percentage resulted from lower net sales.

      Interest Income. Interest income consists of interest income from short-term investments.

      Provision (Benefit) for Income Taxes. Benefit for income taxes was $473,000 for the three months ended April 3, 1998 as compared to a provision for income taxes of $44,000 for the three months ended March 28, 1997. The Company's effective tax rate was 40% in the first quarter of 1998 and 1997.

      Quarterly Results. The Company's revenues and earnings may fluctuate significantly from quarter to quarter based on a variety of factors, including
(i) the timing and size of new and recurring orders from customers, (ii) the introduction and marketing of new products by the Company and its competitors,
(iii) changes in demand for the Company's products, (iv) general economic conditions within the data storage industry, (v) timing of significant orders, changes in pricing by the Company or its competitors, (vi) order cancellations, modifications, quantity adjustments and shipment rescheduling, and (vii) changes in product mix, and (viii) manufacturing yields and the level of utilization of the Company's production capacity. The impact of these and other factors on the Company's expense levels are based, in part, on its expectations as to future sales. Because the Company's sales are generally made pursuant to purchase orders that are subject to cancellation, modification, quantity reduction or rescheduling generally without penalty, the Company's backlog as of any particular date may not be indicative of sales for any future period, and changes to purchase orders could cause the Company's net sales to fall below expected levels. If sales levels are below expectations, operating results are likely to be materially adversely affected. Furthermore, net income may be disproportionately affected by a reduction in net sales because a proportionately smaller amount of the Company's expenses varies with its sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements in 1997 were to fund working capital needs and capital expenditures related to manufacturing process automation. The Company's principal capital requirements in 1998 have been to fund working capital needs and capital expenditures related to a pollution control and recycling system. During the periods presented, these capital requirements generally were satisfied by cash flows from operations and supplemented from the proceeds of the Company's initial public offering that occurred in 1996.

Net cash used in operating activities was $1.7 and $1.6 million in the three months ended April 3, 1998 and March 28, 1997, respectively. The increase in cash used in operating activities from the first three months of 1997 to the first three months of 1998 was primarily due to the decrease in net income in the first quarter of 1998 and higher accounts receivable balance at April 3, 1998. This was offset by the decrease in accounts payable from December 31, 1997 to April 3, 1998 which resulted from the lower level of sales in the first quarter of 1998.

Net cash used in investing activities was $412,000 and $4.9 million in the first three months of 1998 and 1997, respectively. Cash used in investing activities in 1997 was primarily for the purchase of short-term investments. In 1998, the primary investing activity was the purchase of a new pollution control and recycling system which will reduce manufacturing costs through recycling of supplies. The Company's short-term investments are comprised of investment grade commercial paper.

Net cash provided by financing activities was $30,000 in the first three months of 1998 and was related to the issuance of common stock in lieu of cash payment of Board of Directors fees. In the first three months of 1997, net cash used by financing activities was $90,000 and primarily related to costs of obtaining the revolving credit facility.

The Company's future capital requirements will be to fund working capital needs and equipment purchases aimed at reducing manufacturing costs through changes to the manufacturing process. The Company's total expected capital expenditures for 1998 may exceed $2.0 million. Future additional capital expenditures will be required to increase automation within the Company's manufacturing processes.

Based upon anticipated cash flows from operating activities, remaining proceeds from the initial public offering completed in 1996 and credit availability, the Company believes that it has the liquidity and capital resources needed to meet its financial commitments through 1998. Unless the Company achieves substantial cost improvements, increased demand and no further price reductions that exceed cost reductions beyond year-end levels, the Company could incur net operating losses and negative cash flows from operating activities. Without such cost improvements and increased demand, at present cost levels and planned capital expenditures that may exceed approximately
$2.0 million annually, the Company over an extended period of time may exhaust all or substantially all of its cash resources and borrowing availability under its credit facility. In such event, the Company would be required to pursue other alternatives to improve liquidity, including further cost reductions, sales of assets, the deferral of certain capital expenditures and obtaining additional sources of funds. Furthermore, any significant default by customers on the payment of outstanding amounts due to the Company could cause a significant reduction in liquidity and may exhaust the Company's cash resources sooner than would otherwise happen. No assurances can be given that the Company will be able to pursue such alternatives successfully.

During the first quarter of 1998, one of the Company's significant customers became delinquent in the payment of outstanding accounts receivable totaling $4.1 million. This delinquency occurred because of the customer experiencing significant operating losses and negative cash flow from operations that strained the customer's liquidity. Future payment of this amount by the customer is expected to be structured payments over a time frame not to exceed one year. The customer has made payments of $0.3 million against its obligations to the Company since the customer became delinquent, leaving a balance of $3.8 million. The anticipated structuring of future payments will reduce the Company's liquidity and financial flexibility. Furthermore, in the event that this customer's financial position worsens during the payment period, the risk of default increases.

OUTLOOK

Cerion does not provide forecasts of future financial performance. The statements contained in this Outlook are based upon current expectations. These statements are "forward-looking"; actual events could cause actual results to differ materially.

Adverse industry conditions during the second half of 1996, throughout 1997 and continuing in the first half of 1998, in which available market supply exceeded demand and significant pricing reductions caused the Company to incur net losses in each of the last two quarters of 1996, operate at essentially breakeven performance for the first three quarters of 1997 and incur a net loss in the first quarter of 1998 are worsening in 1998. Despite the Company's profitability in the fourth quarter of 1997, Cerion expects that a combination of factors affecting the industry, including the acquisition of aluminum substrate capabilities by certain of the Company's customers and an oversupply of aluminum disk substrates in the market, could significantly and adversely affect the Company's performance in the second quarter of 1998 and potentially throughout the remainder of 1998. There can be no assurance that these or other factors will not continue to negatively impact the Company's performance in subsequent quarters. Such losses and breakeven performance have and will impair the Company's liquidity and available sources of liquidity and may continue to affect the Company adversely until significant product cost improvements are achieved, combined with increased sales volumes to return to sustainable profitability. See "Liquidity and Capital Resources."

The Company does not believe current market conditions will support any price increases. Thus, any improvement in operating performance will require cost improvements and/or order volume increases to occur. Unless the Company achieves substantial cost improvements, increased demand and no further price reductions that exceed cost reductions beyond year-end levels, the Company could incur net operating losses and negative cash flows from operating activities. Without such cost improvements and increased demand, at present cost levels and planned capital expenditures that could exceed approximately $2.0 million annually, the Company over an extended period of time may exhaust all or substantially all of its cash resources and borrowing availability under its credit facility. In such event, the Company would be required to pursue other alternatives to improve liquidity, including further cost reductions, sales of assets, the deferral of certain capital expenditures and obtaining additional sources of funds. Furthermore, any significant default by customers on the payment of outstanding amounts due to the Company could cause a significant reduction in liquidity and may exhaust the Company's cash resources sooner than would otherwise happen. No assurances can be given that the Company will be able to pursue such alternatives successfully.

During the first quarter of 1998, one of the Company's significant customers became delinquent in the payment of outstanding accounts receivable totaling $4.1 million. This delinquency occurred because of the customer experiencing significant operating losses and negative cash flow from operations that strained the customer's liquidity. Future payment of this amount by the customer is expected to be structured payments over a time frame not to exceed one year. The customer has made payments of $0.3 million against its obligations to the Company since the customer became delinquent, leaving a balance of $3.8 million. The anticipated structuring of future payments will reduce the Company's liquidity and financial flexibility. Furthermore, in the event that this customer's financial position worsens during the payment period, the risk of default increases.

The Company's gross margin percentage is largely a function of product mix sold in any period. Various other factors, including unit volumes, costs and yield issues associated with initiating production on new processes also will continue to affect the amount of cost of sales and the variability of the gross margin percentage in future quarters. Additionally, increased depreciation resulting from the significant capital spending in 1995 through 1997 and planned capital spending in 1998, will negatively impact gross margins in future periods. The planned 1998 capital spending is focused in the area of manufacturing process changes to reduce product cost.

Reduction in demand from either a reduction in market requirements, further backwards integration by thin-film media manufacturers or a sudden loss of one or more customers will significantly impact the Company's operating performance. Volatility in demand for the Company's products will have a substantial impact on the Company's operating performance because of the fixed cost element of the Company's manufacturing costs relative to total costs.

FINANCIAL ACCOUNTING STANDARDS NO. 128

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The adoption of SFAS 128 had no impact on the calculation of net income per share for the periods presented. Net income per share for the periods presented is determined by dividing the applicable net income by the weighted average number of common shares outstanding during the period. Options to purchase shares were outstanding during the quarters ended April 3, 1998 and March 28, 1997 but were not included in the diluted earnings per share computation because the exercise price exceeded the average market price for the period.

FINANCIAL ACCOUNTING STANDARDS NO. 130

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the presentation of comprehensive income, which represents the change in equity of the Company from transactions and other events and circumstances from nonowner sources. Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997 and requires restatement of all prior-period financial statements presented. The adoption of SFAS 130 had no impact on the Company's net income (loss) as presented on the Statements of Operations.

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

On October 9, 1997, the Circuit Court of Cook County, Illinois dismissed the class action lawsuit filed against all defendants providing the Plaintiffs with the option to file an amended complaint in which they may attempt to state a claim against the Company and the other defendants. On December 5, 1997, the Plaintiffs filed an amended complaint against the same defendants with substantially similar alleged claims. On May 6, 1998, the Circuit Court of Cook County, Illinois dismissed the amended class action lawsuit with prejudice. Under Illinois law, the plaintiffs have 30 days in which to file a notice of appeal of the Court's ruling. The Company believes the Amended Consolidated Complaint to be without merit and will continue to defend vigorously against the complaint if it is appealed.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

There has been no change in the information required by paragraphs (f)(2) through (f)(4) of Item 701 of Regulation S-K from that previously reported by the Company on Form S-R, except as follows with respect to the Company's use of net offering proceeds to the Company from its initial public offering after deducting previously reported expenses, as of April 3, 1998.

The proceeds of $19,525,350 from the initial public offering were utilized as follows as of April 3, 1998:

    Construction of plant, building and facilities              $ 1,163,209
    Purchase and installation of machinery and equipment          4,888,994
    Purchase of real estate                                          75,000
    Repayment of indebtedness - First Nashua Note                 1,156,429
    Repayment of indebtedness - Second Nashua Note               10,184,973
    Working capital, including cash and cash equivalents          2,056,745

Cash and cash equivalents included in working capital will continue to be used for general corporate purposes.

In the Company's Prospectus, dated May 24, 1996, the Company stated that it planned to use approximately $9.0 to $12.0 million of the proceeds of the offering to build, purchase or lease a new facility and related equipment. As a result of a change in market conditions during the second half of 1996, the Company canceled its capacity expansion plans, which included the new facility.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     None.

B.   Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                          CERION TECHNOLOGIES INC.
                          --------------------------------------------------
                          (Registrant)

Date: MAY 15, 1998        BY:  /s/ Richard A. Clark
                              ----------------------------------------------
                              Richard A. Clark
                              Vice President-Finance,
                              Chief Financial Officer and Treasurer
                              (principal financial and duly authorized officer)