Form 10-Q
period 1998-07-03
CERION TECHNOLOGIES INC
filed 1998-08-14
CIK 1011067

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  July 3, 1998
                               ------------------------------------------------
                                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1984

For the transition period from _____________________ to  _____________________

Commission file number
                        -------

                            CERION TECHNOLOGIES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                         02-0485458
------------------------                 ---------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)

 1401 Interstate Drive
 Champaign, Illinois                                     61822-1065
---------------------------------------  ---------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (217) 359-3700
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

     Yes X             No
        ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding As Of July 3, 1998
----------------------------                     ------------------------------
Common Stock, par value $.01                            7,054,593 shares

PART 1  -FINANCIAL INFORMATION
         ---------------------

ITEM 1  -FINANCIAL STATEMENTS
         --------------------

                            CERION TECHNOLOGIES INC.

                                 BALANCE SHEETS
                (In thousands, except share and per share data)

                                                               July 3,       December 31,
                                                                1998            1997
                                                             -----------     -----------
                                                             (unaudited)

ASSETS
Current Assets:
   Cash and cash equivalents                                  $  2,952        $ 4,588
   Accounts receivable, net of allowances for
     doubtful accounts and customer
     returns of $3,152 and $385, respectively                    3,645         10,271
   Inventories                                                   1,872            726
   Prepaid expenses and other assets                               439            208
   Income taxes refundable                                         292              -
   Deferred income taxes                                           841            637
                                                              --------        -------
       Total current assets                                     10,041         16,430
Property, plant and equipment, net                               4,886          8,769
Other assets                                                        49             66
                                                              --------        -------
                                                              $ 14,976        $25,265
                                                              ========        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                      $  2,617        $ 4,666
                                                              --------        -------
      Total current liabilities                                  2,617          4,666
Deferred income taxes                                              395            366
Commitments and contingencies
Stockholders' Equity:
   Preferred Stock, par value $.01 per share, 100,000
      shares authorized; none issued                                 -              -
   Common Stock, par value $.01 per share, 20,000,000
      shares authorized; 7,054,593 and 7,028,337 shares
      issued and outstanding, respectively                          71             70
   Additional paid-in capital                                   18,728         18,679
   Retained earnings (accumulated deficit)                      (6,835)         1,484
                                                              --------        -------
      Total stockholders' equity                                11,964         20,233
                                                              --------        -------

                                                              $ 14,976        $25,265
                                                              ========        =======



          The notes are an integral part of the financial statements.

                            CERION TECHNOLOGIES INC.

                            STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)



                                                     Three Months Ended             Six Months Ended
                                                     ------------------             ----------------
                                                        (unaudited)                   (unaudited)
                                                    July 3,       June 27,       July 3,        June 27,
                                                     1998           1997          1998            1997
                                                   -------        -------        -------        --------
Net sales                                          $ 3,354        $ 7,104        $ 6,228        $ 15,370
Cost of sales                                        3,642          6,157          6,893          13,419
                                                   -------        -------        -------        --------
  Gross profit                                        (288)           947           (665)          1,951
Selling, general and administrative expenses           914          1,034          1,787           2,016
Impairment loss                                      6,350              -          6,350               -
                                                   -------        -------        -------        --------
  Operating loss                                    (7,552)           (87)        (8,802)            (65)
Interest income                                         47            102            114             190
                                                   -------        -------        -------        --------
  Income (loss) before provision (benefit)
    for income taxes                                (7,505)            15         (8,688)            125
Provision (benefit) for income taxes                   104              6           (369)             50
                                                   -------        -------        -------        --------

Net income (loss)                                  $(7,609)       $     9        $(8,319)       $     75
                                                   =======        =======        =======        ========

Net income (loss) per share, basic and diluted     $ (1.08)       $     -        $ (1.18)       $   0.01
                                                   =======        =======        =======        ========

Average common shares outstanding                    7,048          7,022          7,041           7,020


          The notes are an integral part of the financial statements.

                            CERION TECHNOLOGIES INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                  Six Months Ended
                                                                  ----------------
                                                                    (unaudited)

                                                               July 3,       June 27,
                                                               1998           1997
                                                              -------        -------

Cash flows provided by (used in) operating activities:
Net income (loss)                                             $(8,319)       $    75
Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
      Depreciation and amortization                               996          1,266
      Deferred income taxes                                      (175)             -
      Gain on disposal of property, plant and equipment           (50)             -
      Impairment loss on property, plant and equipment          3,500              -
      Write-off of customer receivable                          2,850              -
      Changes in operating assets and liabilities:
         Accounts receivable                                    3,776         (1,779)
         Inventories                                           (1,146)           491
         Prepaid expenses and other assets                       (231)          (110)
         Income taxes refundable                                 (292)             -
         Accounts payable and accrued expenses                 (2,049)        (1,045)
                                                              -------        -------

Net cash used in operating activities                          (1,140)        (1,102)
                                                              -------        -------

Cash flows provided by (used in) investing activities:
   Additions to property, plant and equipment                    (596)          (449)
   Proceeds from sale of property, plant and equipment             50          3,000
   Purchase of short-term investments                               -         (4,750)
                                                              -------        -------

Cash flows used in investing activities                          (546)        (2,199)
                                                              -------        -------

Cash flows provided by (used in) financing activities:
   Debt issuance costs                                              -           (100)
   Proceeds from shares issued                                     50             40
                                                              -------        -------

Cash flows provided by (used in) financing activities              50            (60)
                                                              -------        -------

Decrease in cash                                               (1,636)        (3,361)
Cash at beginning of period                                     4,588          9,300
                                                              -------        -------
Cash at end of period                                         $ 2,952        $ 5,939
                                                              =======        =======

Supplemental disclosure of cash flow information:
   Interest paid                                              $     -        $     -
   Income taxes paid                                              476             84



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

                                     Three Months Ended                    Six Months Ended
                                     ------------------                    ----------------
                               July 3,               June 27,        July 3,               June 27,
                                1998                  1997            1998                  1997
                             ---------              ---------      ---------              ---------
Common shares outstanding    7,048,157              7,022,082      7,040,942              7,019,898
Common share equivalents       None                   None          None                    None

2. REVOLVING CREDIT FACILITY

The Company secured on March 7, 1997 a $7.5 million revolving credit facility ("facility") that matures March 7, 2000. The facility is collateralized by all the Company's assets and the Company may borrow against the facility based upon prescribed advance rates applied to certain of the Company's accounts receivable and inventories. (As noted below, however, the Company at present is precluded from borrowing under the facility.)

The facility bears interest at the bank's prime rate plus 1/4 percent. The facility's terms include a fee for the unused portion of the credit facility equal to 3/8 percent per annum, payable monthly. The facility contains certain covenants including the maintenance of certain financial ratios. The Company is in violation of one of its financial covenants of the revolving credit facility and is currently discussing the necessary amendment with its lender. No amounts were outstanding under the facility as of July 3, 1998.

In connection with obtaining the facility, the Company paid a commitment fee equal to 100 basis points of the total facility and other costs totaling approximately $90,000 in 1997. These costs are being amortized over the term of the facility.

3. IMPAIRMENT LOSS

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company recorded a non-cash accounting charge related to the impairment of certain long-lived assets. The Company considered continuing operating losses, continuing negative cash flows, future reductions in market pricing for the Company's product and significant reductions in potential future orders from the Company's existing customer base, in the second quarter to be its primary indicators of potential impairment. Accordingly, the Company recognized a charge of $3.5 million ($3.5 million net of tax, or $.50 per share) to write down the carrying amounts of its long-lived assets to fair value. The loss is calculated as the difference between the carrying value of property, plant and equipment and the fair value of these assets based on the estimated sales value between willing buyers and sellers.
As a result of the SFAS 121 charge, depreciation and amortization expense related to these assets will decrease in future periods.

During the first quarter of 1998, one of the Company's then significant customers became delinquent in the payment of outstanding accounts receivable totaling $4.1 million. This delinquency occurred because of the customer experiencing significant operating losses and negative cash flow from operations that strained the customer's liquidity. The customer has made payments of $0.5 million against its obligations since the customer became delinquent, leaving a balance of $3.6 million. Due to the lack of adherence in the second quarter to the payment plan established in the first quarter and the resulting heightened risk of uncollectibility of the receivable, the Company has taken a charge of $2.85 million ($2.85 million net of tax, or $.40 per share) in order to reduce the receivable to the expected recoverable value.

4. LIQUIDITY MATTERS

During the second half of 1996, throughout 1997 and continuing into the first half of 1998, industry market supply exceeded demand, resulting in significant pricing and volume reductions and net losses for each of the last two quarters of 1996, close to break-even performance for the first three quarters of 1997 and a net loss in the first two quarters of 1998. No assurance can be given that further backwards integration by thin-film media manufacturers or other industry factors will not result in canceled orders or further sales volume reductions below levels experienced in the second half of 1996, 1997 and through the first half of 1998. Additionally, the Company does not believe current market conditions will support any price increases in the foreseeable future. Moreover, it is expected that price decreases as much as 10% over the next twelve months may occur. Unless the Company achieves substantial additional cost improvements and increased demand, the Company is likely to continue to incur net operating losses and negative cash flows from operating activities. Without such cost improvements and increased demand, the Company over the next several quarters is likely to exhaust all or substantially all of its cash resources and any borrowing availability under its credit facility (See the "Revolving Credit Facility" note for a description of the borrowing limitations under the Company's credit facility, which at the date of this report, precludes any borrowing availability). In such event, the Company would be required to pursue other alternatives to improve liquidity. Furthermore, any significant cancellation of existing orders or reduction of orders by the Company's principal remaining customer, or default by customers on the payment of outstanding amounts due to the Company could cause a significant reduction in liquidity and may exhaust the Company's cash resources sooner than would otherwise happen. No assurances can be given that the Company will be able to pursue such alternatives successfully.

During the first quarter of 1998, one of the Company's then significant customers became delinquent in the payment of outstanding accounts receivable totaling $4.1 million. This delinquency occurred because of the customer experiencing significant operating losses and negative cash flow from operations that strained the customer's liquidity. The customer has made payments of $0.5 million against its obligations since the customer became delinquent, leaving a balance of $3.6 million. Due to the lack of adherence in the second quarter to the payment plan established in the first quarter and the resulting heightened risk of uncollectibility of the receivable, the Company has taken a charge in the second quarter of 1998 of $2.85 million ($2.85 million net of tax, or $.40 per share) in order to reduce the receivable to the expected recoverable value. In the event that this customer's financial position worsens prior to full payment of the balance, the risk of default increases.

5. OTHER

The financial statements for the three month and six month periods ended July 3, 1998 and June 27, 1997 are prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial statements and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-K filed on March 27, 1998. The results of operations for the three months and six months ended July 3, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS -- SAFE HARBOR

This Report contains certain "forward-looking" statements, including, but not limited to the statements regarding the possible impact of cancellation or reduction of orders by major customers and backwards integration within the industry towards the manufacture of aluminum disk substrates. Moreover, from time to time in both written releases and reports and oral statements, the Company and its senior management may express expectations regarding future performance of the Company. All of these "forward-looking" statements are inherently uncertain, and investors must recognize that actual events could cause actual results to differ materially from senior management's expectations. Key risk factors that could, in particular, have an adverse impact on current and future performance include the Company's dependence on a small number of customers, a trend toward backwards integration among thin-film disk manufacturers that may continue to reduce demand for the Company's products, dependence on the intensely competitive and cyclical hard disk drive industry, absence of long-term purchase commitments from the Company's customers and risk of excess industry capacity. See "Matters Affecting Future Results" included in the Company's Form 10-K dated March 27, 1998 for a more detailed discussion of factors that could affect the Company's performance and the value of its Common Stock.

With respect to "forward-looking" statements contained herein, we urge our shareholders to read Cerion's Form 10-K filed with the Securities and Exchange Commission.

RECENT DEVELOPMENTS

Nasdaq National Market listing maintenance criteria require listed issuers such as the Company to maintain a "market value of public float" of at least $5 million. Based on the reported closing price of the Company's common stock on July 31, 1998, its "market value of public float" was $4,544,810. Nasdaq National Market personnel have notified the Company that, if the Company's "market value of public float" remains below $5 million through October 30, 1998, the Company's common stock will be delisted from the National Market as of November 3, 1998.

Effective August 10, 1998, President and Chief Executive Officer David A. Peterson assumed the position of chairman of Cerion's Board of Directors. Mr. Peterson replaces Gerald G. Garbacz, who will remain on the Board.

On August 13, 1998, the Company announced that it is actively seeking a buyer for its business. The Company's Board of Directors has concluded that continued existence as a small independent company may entail unacceptably high risks in this period of overcapacity in the overall data storage industry.

THREE MONTHS AND SIX MONTHS ENDED JULY 3, 1998 AND JUNE 27, 1997

     Net Sales. Net sales decreased $3.7 million, or 52.8%, to $3.4 million in the three months ended July 3, 1998 from $7.1 million in the three months ended June 27, 1997. Net sales decreased $9.1 million, or 59.5% to $6.2 million in the six months ended July 3, 1998 from $15.4 million in the six months ended June 27, 1997. The decrease in net sales resulted from the Company's three largest customers in 1997 decreasing their orders in the last part of 1997 and first portion of 1998. The largest customer in 1997 represented 34.9% of revenues in the first half of 1997 and 45.0% of second quarter revenues in 1997. In the fourth quarter of 1997, this customer purchased substrate manufacturing capacity sufficient to cover their requirements, resulting in no sales to them in 1998. The second largest customer, which represented 31.5% of revenues in the first half of 1997 and 39.3% of second quarter revenues in 1997, had excess inventory in stock, thereby reducing their requirements for substrates in the first quarter of 1998. This resulted in substantially no sales to this customer in the second quarter of 1998 and approximately 2.2 million fewer parts sold in the first half of 1998 versus the first half of 1997. The third largest customer, representing 23.1% of revenue in the first half of 1997 and 10.9% of revenue in the second quarter of 1997, decreased their purchase orders to zero in the second quarter of 1997 as their substrate requirements fell within the capacity they possessed within their existing substrate manufacturing capacity. These decreases in net sales were partially offset by sales to a new customer of $3.4 million in the second quarter of 1998 and $3.5 million for the first half of 1998. This new customer accounted for nearly all net sales in the second quarter of 1998.

In addition, average sales prices decreased significantly between the second quarter of 1998 and 1997, resulting in an average sales price in the second quarter of 1998 that was approximately 7% lower than the second quarter of 1997.

     Gross Profit (Loss). Gross profit decreased $1.2 million to $(288,000) in the three months ended July 3, 1998 from $947,000 in the three months ended June 27, 1997. Gross profit as a percentage of net sales decreased to (8.6)% in the second quarter of 1998 as compared to 13.3% in the second quarter of 1997. Gross profit decreased $2.6 million to $(665,000) in the six months ended July 3, 1998 from $2.0 million in the six months ended June 27, 1997. Gross profit as a percentage of net sales decreased to (10.7)% in the first six months of 1998 compared to 12.7% in the first six months of 1997. The decrease in gross profit was attributable to the underutilization of existing capacity which had been expanded in the first half of 1996 and the spreading of higher fixed costs, due to a larger available production capacity, over a lower sales volume in the second quarter of 1998. Gross profit also decreased as a result of lower average selling prices of the Company's products in the first half of 1998 as compared to the first half of 1997.

     Selling, General & Administrative Expenses. Selling, general and administrative expenses decreased $120,000, or 11.6%, to $914,000 in the three months ended July 3, 1998 from $1,034,000 in the three months ended June 27, 1997. Selling, general and administrative expenses decreased $229,000, or 11.4%, to $1.8 million in the six months ended July 3, 1998 from $2.0 million in the six months ended June 27, 1997. The reduction in absolute spending resulted from lower shipping costs attributable to lower sales volume, and no profit sharing or bonuses in 1998 due to the Company not achieving its operating targets. Selling, general and administrative expenses as a percentage of net sales increased to 27.3% in the second quarter of 1998 compared to 14.6% in the second quarter of 1997. The increase in the percentage resulted from lower net sales.

     Impairment Loss. An impairment loss of $6.4 million was recorded in the second quarter of 1998. The non-cash accounting charge includes a charge of $3.5 million related to the write-down of certain long-lived assets and a $2.9 million charge to establish a reserve for doubtful accounts receivable from one customer.

     Interest Income. Interest income consists of interest income from short-term investments.

     Provision (Benefit) for Income Taxes. Provision for income taxes was $104,000 for the three months ended July 3, 1998 as compared to a provision for income taxes of $6,000 for the three months ended June 27, 1997. The Company's effective tax rate was (1)% and 40% in the second quarter of 1998 and 1997 respectively. The provision for income taxes in the second quarter of 1998 resulted from the establishment of a valuation reserve for the Company's deferred tax assets of $3.1 million. This reserve reduces the carrying value of the deferred tax assets to the estimated tax paid in the past that may be refunded from the utilization of net operating losses.

     Quarterly Results. The Company's revenues and earnings may fluctuate significantly from quarter to quarter based on a variety of factors, including
(i) the timing and size of new and recurring orders from customers, (ii) the introduction and marketing of new products by the Company's competitors, (iii) changes in demand for the Company's products, (iv) general economic conditions within the data storage industry, (v) changes in pricing by the Company or its competitors, (vi) order cancellations, modifications, quantity adjustments and shipment rescheduling, (vii) changes in product mix, and (viii) manufacturing yields and the level of utilization of the Company's production capacity. The impact of these and other factors on the Company's expense levels are based, in part, on its expectations as to future sales. Because the Company's sales are generally made pursuant to purchase orders that are subject to cancellation, modification, quantity reduction or rescheduling generally without penalty, the Company's backlog as of any particular date may not be indicative of sales for any future period, and changes to purchase orders could cause the Company's net sales to fall below expected levels. If sales levels are below expectations, operating results are likely to be materially adversely affected. Furthermore, net income may be disproportionately affected by a reduction in net sales because a proportionately smaller amount of the Company's expenses varies with its sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements in 1997 were to fund working capital needs and capital expenditures related to manufacturing process automation. The Company's principal capital requirements in 1998 have been to fund working capital needs and capital expenditures related to a pollution control and recycling system. During the periods presented, these capital requirements generally were satisfied by cash flows from operations in certain periods and from the remaining proceeds of the Company's initial public offering that occurred in 1996.

Net cash used in operating activities was $1.1 million in the six months ended July 3, 1998 and June 27, 1997. Cash used in operating activities increased slightly from the first half of 1997 to the first half of 1998 primarily due to the decrease in net income excluding the impairment charges, the increase in inventory over the second quarter of 1998 resulting from the building of inventory levels, and the decrease in accounts payable and accrued expenses as a result of lower revenue levels in the first quarter of 1998. The increase in cash used was primarily offset by the decrease in accounts receivable excluding the impairment allowance recorded in the second quarter of 1998 as revenue in the past six months decreased compared to the previous six months.

Net cash used in investing activities was $546,000 and $2.2 million in the first six months of 1998 and 1997, respectively. Cash used in investing activities in 1997 was primarily for the purchase of short-term investments and the initial purchases involved in manufacturing process automation. In 1998, the primary investing activity was the purchase of a new pollution control and recycling system which the Company expects will reduce manufacturing costs through recycling of supplies. The Company's short-term investments are comprised of investment grade commercial paper.

Net cash provided by financing activities was $50,000 in the first six months of 1998 and was related to the issuance of common stock in lieu of cash payment of Board of Directors fees. In the first six months of 1997, net cash used by financing activities was $60,000 and related to costs of obtaining the revolving credit facility, offset by the issuance of common stock in lieu of cash payment of Board of Directors fees.

Based upon anticipated cash flows from operating activities and remaining proceeds from the initial public offering completed in 1996, the Company believes that it has the liquidity and capital resources needed to meet its financial commitments through 1998. Unless the Company achieves substantial additional cost improvements and increased demand, the Company is likely to continue to incur net operating losses and negative cash flows from operating activities. Without such cost improvements and increased demand, the Company over the next several quarters is likely to exhaust all or substantially all of its cash resources and any borrowing availability under its credit facility. (At present, the Company is precluded from borrowing under its credit facility.) In such event, the Company would be required to pursue other alternatives to improve liquidity. Furthermore, any significant cancellation of existing orders or reduction of orders by the Company's principal remaining customer, or default by customers on the payment of outstanding amounts due to the Company could cause a significant reduction in liquidity and may exhaust the Company's cash resources sooner than would otherwise happen. No assurances can be given that the Company will be able to pursue such alternatives successfully.

During the first quarter of 1998, one of the Company's then significant customers became delinquent in the payment of outstanding accounts receivable totaling $4.1 million. This delinquency occurred because of the customer experiencing significant operating losses and negative cash flow from operations that strained the customer's liquidity. The customer has made payments of $0.5 million against its obligations since the customer became delinquent, leaving a balance of $3.6 million. Due to the lack of adherence in the second quarter to the payment plan established in the first quarter and the resulting heightened risk of uncollectibility of the receivable, the Company has taken a charge in the second quarter of 1998 of $2.85 million ($2.85 million net of tax, or $.40 per share) in order to reduce the receivable to the expected recoverable value. In the event that this customer's financial position worsens prior to full payment of the balance, the risk of default increases.

OUTLOOK

Cerion does not provide forecasts of future financial performance. The statements contained in this Outlook are based upon current expectations. These statements are "forward-looking"; actual events could cause actual results to differ materially.

Adverse industry conditions during the second half of 1996, throughout 1997 and continuing into the first half of 1998, in which available market supply exceeded demand and significant pricing and volume reductions caused the Company to incur net losses in each of the last two quarters of 1996, operate at essentially breakeven performance for the first three quarters of 1997 and incur a net loss in the first two quarters of 1998 are worsening in 1998. Cerion expects that a combination of factors affecting the industry, including the acquisition of aluminum substrate capabilities by certain of the Company's customers and an oversupply of aluminum disk substrates in the market, could significantly and adversely affect the Company's performance in the third and fourth quarters of 1998 and beyond. There can be no assurance that these or other factors will not continue to negatively impact the Company's performance in subsequent quarters. Such losses and breakeven performance have and will impair the Company's liquidity and available sources of liquidity and may continue to affect the Company adversely until significant product cost improvements are achieved, combined with increased sales volumes to return to sustainable profitability. See "Liquidity and Capital Resources."

The Company does not believe current market conditions will support any price increases in the forseeable future. Moreover, it is expected that price decreases as much as 10% over the next twelve months may occur. Thus, any improvement in operating performance will require cost improvements and/or order volume increases to occur. Unless the Company achieves substantial additional cost improvements and increased demand, the Company is likely to continue to incur net operating losses and negative cash flows from operating activities.

The Company's gross margin percentage is largely a function of product mix sold in any period. Various other factors, including unit volumes, and costs and yield issues associated with initiating production on new processes also will continue to affect the amount of cost of sales and the variability of the gross margin percentage in future quarters.

Reduction in demand from either a reduction in market requirements, further backwards integration by thin-film media manufacturers or a loss of or reduction in orders from the Company's principal present customer will significantly impact the Company's operating performance. Volatility in demand for the Company's products will have a substantial impact on the Company's operating performance because of the fixed cost element of the Company's manufacturing costs relative to total costs. As noted in Part II, Item 5 below, the Company has announced that it is seeking a buyer for its business. Uncertainties arising from this announcement could adversely affect orders and results of operations.

FINANCIAL ACCOUNTING STANDARDS NO. 128

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The adoption of SFAS 128 had no impact on the calculation of net income (loss) per share for the periods presented. Net income (loss) per share for the periods presented is determined by dividing the applicable net income (loss) by the weighted average number of common shares outstanding during the period. Options to purchase shares were outstanding during the quarters ended July 3, 1998 and June 27, 1997 but were not included in the diluted earnings per share computation because the exercise price exceeded the average market price for the period.

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

FINANCIAL ACCOUNTING STANDARDS NO. 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its lack of use of derivative instruments, the adoption of SFAS 133 will have no impact on the Company's results of operations or its financial position.

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

These two cases were consolidated before the same judge. On March 24, 1997, Teitelbaum and Olcyzk, joined by a third plaintiff, Robert K. Pickup, filed a Consolidated Amended Class Action Complaint ("Consolidated Complaint") against the Company, Nashua, Blair and certain Cerion directors and officers. The Consolidated Complaint supersedes the prior complaints and also purports to be on behalf of a class consisting of all persons (other than the defendants) who purchased the common stock of Cerion between May 24, 1996 and July 9, 1996. The Consolidated Complaint alleges that, in connection with the Cerion initial public offering, the defendants issued certain materially false and misleading statements and omitted the disclosure of material facts regarding, in particular, certain significant customer relationships. The Consolidated Complaint alleges that the defendants violated sections 11, 12(a)(2), and 15 of the 1933 Securities Act, section 13 of the Illinois Blue Sky Law, and the Illinois Consumer Fraud and Deceptive Practices Act. The Consolidated Complaint seeks a declaration that the case may proceed as a class action, damages and rescission of the sale of Cerion common stock by Cerion and Nashua, to the extent purchasers still hold Cerion shares, or rescissory damages, if they sold their Cerion stock; attorneys fees and costs; and other relief.

On October 9, 1997, the Circuit Court of Cook County, Illinois dismissed the class action lawsuit filed against all defendants providing the Plaintiffs with the option to file an amended complaint in which they may attempt to state a claim against the Company and the other defendants. On December 5, 1997, the Plaintiffs filed an amended complaint against the same defendants with substantially similar alleged claims. On May 6, 1998, the Circuit Court of Cook County, Illinois dismissed the amended class action lawsuit with prejudice. On June 5, 1998, the plaintiffs filed a notice of appeal of the Court's ruling in the Appellate Court of Illinois. The Company believes the Amended Consolidated Complaint to be without merit and will continue to defend vigorously against the complaint.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

There has been no change in the information required by paragraphs (f)(2) through (f)(4) of Item 701 of Regulation S-K from that previously reported by the Company on Form S-R, except as follows with respect to the Company's use of net offering proceeds to the Company from its initial public offering after deducting previously reported expenses, as of July 3, 1998.

The proceeds of $19,525,350 from the initial public offering were utilized as follows as of July 3, 1998:

Construction of plant, building and facilities             $ 1,163,209
Purchase and installation of machinery and equipment         5,022,120
Purchase of real estate                                         75,000
Repayment of indebtedness - First Nashua Note                1,156,429
Repayment of indebtedness - Second Nashua Note              10,184,973
Working capital, including cash and cash equivalents         1,923,619

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On May 28, 1998, at the Company's Annual Meeting of Shareholders, the Company's stockholders met to consider and vote upon the following proposal:

     (1) A proposal to elect two Class II directors to hold office for a three-year term and until their respective successors have been duly qualified and elected.

Results with respect to the voting on the above proposal were as follows:

     Proposal 1:    Sheldon A. Buckler

                    FOR - 6,227,042                WITHHOLD AUTHORITY - 30,960
                    ---   ---------                ------------------   ------

                    Osmund M. Fundingsland

                    FOR - 6,226,542                WITHHOLD AUTHORITY - 31,460
                    ---   ---------                ------------------   ------


ITEM 5. OTHER INFORMATION

Effective August 10, 1998, President and Chief Executive Officer David A. Peterson assumed the position of chairman of Cerion's Board of Directors. Mr. Peterson replaces Gerald G. Garbacz, who will remain on the board.

On August 13, 1998, the Company announced that it is actively seeking a buyer for its business. The Company's Board of Directors has concluded that continued existence as a small independent company may entail unacceptably high risks in this period of overcapacity in the overall data storage industry.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

   None.

B. Reports on Form 8-K

   None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CERION TECHNOLOGIES INC.
                                     -----------------------------
                                             (Registrant)


Date:  AUGUST 14, 1998

                                     By: /s/ Richard A. Clark
                                     ------------------------------
                                     Richard A. Clark
                                     Vice President-Finance,
                                     Chief Financial Officer and Treasurer
                               (principal financial and duly authorized officer)