Form 10-Q
period 1998-10-02
CERION TECHNOLOGIES INC
filed 1998-11-13
CIK 1011067

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended              October 2, 1998
                              --------------------------------------------------

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1984
For the transition period from                   to
                              ------------------   -----------------------------

Commission file number      -
                      -------------

                            CERION TECHNOLOGIES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                DELAWARE                               02-0485458
-------------------------------------    ---------------------------------------
       (State of incorporation)          (I.R.S. Employer Identification Number)


       1401 Interstate Drive
         Champaign, Illinois                           61822-1065
-------------------------------------    ---------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code         (217) 359-3700
                                                  ------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X             No
                        -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                         Outstanding as of October 2, 1998
----------------------------            --------------------------------
Common Stock, par value $.01                    7,054,593 shares

PART 1   -FINANCIAL INFORMATION
ITEM 1   -FINANCIAL STATEMENTS


                            CERION TECHNOLOGIES INC.

                                 BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                              October 2,    December 31,
                                                                1998           1997
                                                             -----------    -----------
                                                             (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                  $  2,361        $ 4,588
   Accounts receivable, net of allowances for
     doubtful accounts and customer
     returns of $3,606 and $385, respectively                    2,647         10,271
   Inventories                                                   1,145            726
   Prepaid expenses and other assets                               378            208
   Income taxes refundable                                         324             --
   Deferred income taxes                                           388            637
                                                              --------        -------
       Total current assets                                      7,243         16,430
Property, plant and equipment, net                               4,075          8,769
Other assets                                                        --             66
                                                              --------        -------
                                                              $ 11,318        $25,265
                                                              ========        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                      $  2,200        $ 4,666
                                                              --------        -------
      Total current liabilities                                  2,200          4,666
Deferred income taxes                                               --            366
Commitments and contingencies
Stockholders' Equity:
   Preferred Stock, par value $.01 per share, 100,000
      shares authorized, none issued                                --             --
   Common Stock, par value $.01 per share, 20,000,000
      shares authorized; 7,054,593 and 7,028,337 shares
      issued and outstanding, respectively                          71             70
   Additional paid-in capital                                   18,728         18,679
   Retained earnings (accumulated deficit)                      (9,681)         1,484
                                                              --------        -------
      Total stockholders' equity                                 9,118         20,233
                                                              --------        -------
                                                              $ 11,318        $25,265
                                                              ========        =======


          The notes are an integral part of the financial statements.

                            CERION TECHNOLOGIES INC.

                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                       Three Months Ended               Nine Months Ended
                                                       ------------------               -----------------
                                                          (unaudited)                      (unaudited)
                                                   October 2,   September 26,     October 2,       September 26,
                                                      1998          1997             1998              1997
                                                   ----------   ------------      ----------       -------------
Net sales                                           $ 3,206         $ 6,701         $  9,434         $ 22,071
Cost of sales                                         3,995           5,862           10,887           19,281
                                                    -------         -------         --------         --------
  Gross profit (loss)                                  (789)            839           (1,453)           2,790
Selling, general and administrative expenses            814           1,100            2,601            3,117
Impairment loss                                         654              --            7,004               --
Costs associated with ceasing operations                621              --              621               --
                                                    -------         -------         --------         --------
  Operating loss                                     (2,878)           (261)         (11,679)            (327)
Interest income                                          32              91              145              282
                                                    -------         -------         --------         --------
  Loss before benefit for income taxes               (2,846)           (170)         (11,534)             (45)
Benefit for income taxes                                 --            (215)            (369)            (165)
                                                    -------         -------         --------         --------

Net income (loss)                                   $(2,846)        $    45         $(11,165)        $    120
                                                    =======         =======         ========         ========
Net income (loss) per share, basic
   and diluted                                      $ (0.40)        $  0.01         $  (1.58)        $   0.02
                                                    =======         =======         ========         ========

Average common shares outstanding                     7,055           7,028            7,045            7,023




          The notes are an integral part of the financial statements.

                            CERION TECHNOLOGIES INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                   Nine Months Ended
                                                                   -----------------
                                                                      (unaudited)
                                                             October 2,      September 26,
                                                                1998              1997
                                                          -----------------  -------------
Cash flows provided by (used in) operating activities:
Net income (loss)                                              $(11,165)        $   120
Adjustments to reconcile net income (loss) to cash
   provided by (used in) operating activities:
      Depreciation and amortization                               1,815           1,866
      Deferred income taxes                                        (117)           (147)
      Gain on disposal of property, plant and equipment             (50)             --
      Impairment loss on property, plant and equipment            3,500              --
      Write-off of customer receivable                            3,304              --
      Compensation expense and other non-cash charges                92              40
      Changes in operating assets and liabilities:
         Accounts receivable                                      4,320          (2,633)
         Inventories                                               (419)            513
         Prepaid expenses and other assets                         (170)            (27)
         Income taxes refundable                                   (324)             --
         Accounts payable and accrued expenses                   (2,466)            359
                                                               --------         -------

Net cash provided by (used in) operating activities              (1,680)             91
                                                               --------         -------

Cash flows provided by (used in) investing activities:
   Additions to property, plant and equipment                      (597)         (1,732)
   Proceeds from sale of property, plant and equipment               50              --
   Purchase of short-term investments                                --          (5,000)
   Proceeds from sale of short-term investments                      --           5,000
                                                               --------         -------

Cash flows used in investing activities                            (547)         (1,732)
                                                               --------         -------

Cash flows used in financing activities:
   Debt issuance costs                                               --            (100)
                                                               --------         -------

Cash flows used in financing activities                              --            (100)
                                                               --------         -------

Decrease in cash                                                 (2,227)         (1,741)
Cash at beginning of period                                       4,588           9,300
                                                               --------         -------
Cash at end of period                                          $  2,361         $ 7,559
                                                               ========         =======

Supplemental disclosure of cash flow information:
   Interest paid                                               $     --         $    --
   Income taxes paid                                                476              80



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


                                                 Three Months Ended                         Nine Months Ended
                                                 ------------------                         -----------------
                                          October 2,           September 26,         October 2,       September 26,
                                             1998                  1997                1998                1997
                                          ----------           -------------         ----------       -------------
Common shares outstanding                  7,054,593           7,028,337            7,045,459            7,022,732
Common share equivalents                       None                None                  None               None


2.   Revolving Credit Facility

The Company secured on March 7, 1997, a $7.5 million revolving credit facility ("facility") that would have matured March 7, 2000. The facility was collateralized by all the Company's assets and the Company was able to borrow against the facility based upon prescribed advance rates applied to certain of the Company's accounts receivable and inventories. The Company terminated this facility on September 30, 1998 in conjunction with its intention to cease operations and seek shareholder approval to liquidate the Company.

In connection with obtaining the facility, the Company paid a commitment fee equal to 100 basis points of the total facility and other costs totaling approximately $90,000 in 1997. The unamortized portion of these costs was charged against income during the third quarter of 1998. Furthermore, the Company paid an early termination fee of approximately $11,000 upon termination of the facility.

3.   Impairment Loss

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company recorded a non-cash accounting charge in the second quarter of 1998 related to the impairment of certain long-lived assets. The Company considered continuing operating losses, continuing negative cash flows, a likelihood of future reductions in market pricing for the Company's product and significant reductions in potential future orders from the Company's existing customer base, in the second quarter to be its primary indicators of potential impairment. Accordingly, the Company recognized a charge of $3.5 million ($3.5 million net of tax, or $.50 per share) to write down the carrying amounts of its long-lived assets to fair value. The loss is calculated as the difference between the carrying value of property, plant and equipment and the fair value of these assets based on the estimated sales value between willing buyers and sellers.

During the first quarter of 1998, one of the Company's then significant customers became delinquent in the payment of outstanding accounts receivable totaling $4.1 million. This delinquency occurred because of the customer experiencing significant operating losses and negative cash flow from operations that strained the customer's liquidity. The customer has made payments of $0.5 million against its obligations since the customer became delinquent, leaving a balance of $3.6 million. Due to the lack of adherence in the second quarter to the payment plan established in the first quarter and the resulting heightened risk of uncollectibility of the receivable, the Company took a charge in the second quarter of 1998 of $2.85 million ($2.85 million net of tax, or $.40 per share) in order to reduce the receivable to the expected recoverable value in the second quarter of 1998. The customer filed for Chapter 11 bankruptcy protection on October 11, 1998. Accordingly, the Company took an additional charge of $654,000 in the third quarter to reduce the carrying value of the receivable to zero and to record a liability for amounts received from this customer during the customary preference period which is 90 days prior to filing bankruptcy.

4.   Change in Depreciable Lives of Long-lived Assets

As a result of the Board of Director's decision to sell the Company and subsequent decision to cease operations on or about November 15, 1998, the Company revised the estimated remaining useful lives of its long-lived assets during the third quarter of 1998. The composite remaining useful lives of the Company's long-lived assets approximated 5 years prior to the Company's decision to cease operations. The Company's decision to cease operations reduced the useful lives of the assets to approximately 19 weeks as of the beginning of the third quarter and as such the Company will depreciate the assets to the estimated salvage value of the assets over this period. Prior to the Board's decision, the Company intended to utilize the assets to consume 100% of the assets carrying value, and as such did not utilize a salvage value when determining the depreciation. The change in useful lives of the Company's assets resulted in an additional depreciation charge of approximately $500,000 during the third quarter of 1998.

5.   Costs Associated with Ceasing Operations

The Company incurred costs in conjunction with its decision to seek shareholder approval for a plan of liquidation. These costs included severance costs associated with the termination of two executive officers on October 2, 1998, investment banking fees, unamortized loan origination costs and early termination fees associated with the Company's credit facility.

6.   Liquidity Matters

The Board of Directors has adopted a Liquidation Proposal which would include the sale or distribution of all of the Company's assets, in whole or piecemeal, and the adoption of a Plan of Complete Liquidation and Dissolution of the Company ("the Plan"). On September 14, 1998, the Board of Directors approved the Liquidation Proposal, including the Plan, subject to shareholder approval.

The Company's single line of business has been the manufacture of precision-machined aluminum disk substrates, which are the metallic platforms of magnetic thin-film disks used in the hard disk drives of portable and desk-top computers, network servers, add-on storage devices and storage upgrades. The market for these substrates and for storage media generally has been difficult, in varying degrees, for approximately two years. Since the third quarter of 1996, the market for aluminum substrates has been marked as a general rule by overcapacity, with resulting pressure on prices. This trend has been exacerbated by vertical integration, which has resulted in certain companies that were formerly significant customers of the Company acquiring their own substrate manufacturing capacity and thus curtailing business with the Company.

As a result of these difficult market conditions, the Company incurred substantial losses in the second half of 1996, was modestly profitable in 1997 and has incurred further substantial losses in 1998. During 1998 and in particular since the second quarter, the Company's results of operations and its prospects have further worsened. Adverse industry conditions have persisted and the Company suffered a further loss in customers. As a result, a single customer accounted for nearly all of the Company's net sales in the second and third quarters of 1998. Those factors influenced the Board of Directors in their decision to approve the Plan and to suspend manufacturing operations on or about November 15, 1998.

The Company will incur net operating losses and negative cash flows from operating activities during the fourth quarter of 1998. The Company expects that revenue will not exceed $1.8 million as a result of the decision to cease operations on or about November 15, 1998. This expected level of revenue would likely result in the Company incurring net operating losses in excess of $1.3 million in the fourth quarter. The Company's operating losses in 1998 have eroded its capital position and liquidity, and the projected operating losses will erode them further. Based on the assumed operating losses as outlined above and assumed future expenses of liquidation, the Company believes it has sufficient resources and liquidity to meet its financial obligations through the liquidation of the Company's business operations.

7.   Reclassification

Certain amounts on the Statement of Cash Flows related to the classification of "Proceeds from shares issued" in the prior years' consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net income.

8.   Other

The financial statements for the three month and nine month periods ended October 2, 1998 and September 26, 1997 are prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial statements and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Upon approval of the plan of liquidation previously referred to in Note 6, the Company will adopt the liquidation basis of accounting. These financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-K filed on March 27, 1998. The results of operations for the three months and nine months ended October 2, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS -- SAFE HARBOR

This report contains certain "forward-looking" statements, including, but not limited to the statements regarding the Company's intended liquidation. Moreover, from time to time in both written releases and reports and oral statements, the Company and its senior management may express expectations regarding future performance of the Company. All of these "forward-looking" statements are inherently uncertain, and investors must recognize that actual events could cause actual results to differ materially from senior management's expectations. Key risk factors that could, in particular, have an adverse impact on current and future performance include the Company's announcement on September 15, 1998 of its intention to cease operations and seek shareholder approval for an orderly plan of liquidation of the Company's assets and uncertainties regarding both amounts that might be realized from the sale of the Company's assets pursuant to that plan and the expenses that will be incurred and liabilities that must be satisfied by the Company in carrying it out.

RECENT DEVELOPMENTS

Nasdaq National Market listing maintenance criteria require listed issuers such as the Company to maintain a "market value of public float" of at least $5 million. Based on the reported closing price of the Company's common stock on October 30, 1998, its "market value of public float" was $828,568. Nasdaq National Market personnel have notified the Company that, if the Company's "market value of public float" remained below $5 million through October 30, 1998 as it did, the Company's common stock would be delisted from the National Market as of November 3, 1998. On October 29, 1998, however, the company requested a hearing with the Nasdaq National Market to appeal the delisting of the Company's common stock, as a result of which the delisting has been suspended at least temporarily.

Effective August 10, 1998, President and Chief Executive Officer David A. Peterson assumed the position of chairman of Cerion's Board of Directors, replacing Gerald G. Garbacz. By separate letters dated November 5, 1998, Mr. Garbacz and Sheldon A. Buckler each resigned from the Company's Board of Directors. Mr. Garbacz is the President, Chief Executive Officer and Chairman of the Board of Nashua Corporation, which owns approximately 37% of the outstanding shares of Cerion's Common Stock, while Mr. Buckler is a director of Nashua Corporation. The Board of Directors has not decided whether to fill the vacancies resulting from these resignations.

On September 15, 1998, the Company announced that it intends to cease operations on or about November 15, 1998. The Company had announced on August 13, 1998 that it was actively seeking a buyer for its business but those efforts had not to date been successful. The Company's Board of Directors concluded that continued existence as a small independent company entailed unacceptably high risks in this period of overcapacity in the overall data storage industry and continued operations beyond November 15, 1998 would not be in the best interest of the Company's shareholders. As of the date of this report, it is the present intention of the Company to seek approval from its shareholders for an orderly liquidation of the Company's assets.

THREE MONTHS AND NINE MONTHS ENDED OCTOBER 2, 1998 AND SEPTEMBER 26, 1997

     Net Sales. Net sales decreased $3.5 million, or 52.2%, to $3.2 million in the three months ended October 2, 1998 from $6.7 million in the three months ended September 26, 1997. Net sales decreased $12.6 million, or 57.3% to $9.4 million in the nine months ended October 2, 1998 from $22.1 million in the nine months ended September 26, 1997. The decrease in net sales resulted from the Company's three largest customers in 1997 decreasing their orders in the last part of 1997 and all of 1998. The largest customer in 1997 represented 40.6% of revenues in the first nine months of 1997 and 53.5% of third quarter revenues in 1997. In the fourth quarter of 1997, this customer purchased substrate manufacturing capacity sufficient to cover their requirements, resulting in no sales to them in 1998. The second largest customer, who represented 35.9% of revenues in the first nine months of 1997 and 46.2% of third quarter revenues in 1997, had excess inventory in stock, thereby reducing their requirements for substrates in the first quarter of 1998. This resulted in substantially no sales to this customer in the second and third quarters of 1998 and approximately 4.6 million fewer parts sold in the first nine months of 1998 versus the first nine months of 1997. The third largest customer, representing 16.1% of revenue in the first nine months of 1997, decreased their purchase orders to zero in the second quarter of 1997 as their substrate requirements fell within the capacity they possessed within their existing substrate manufacturing capacity. These decreases in net sales were partially offset by sales to a new customer representing nearly 100% of revenue in the second and third quarters of 1998 and $6.7 million of revenue for the first nine months of 1998.

In addition, average sales prices decreased significantly between the third quarter of 1998 and 1997, resulting in an average sales price in the third quarter of 1998 that was approximately 12% lower than in the third quarter of 1997.

     Gross Profit (Loss). Gross profit decreased $1.6 million to $(789,000) in the three months ended October 2, 1998 from $839,000 in the three months ended September 26, 1997. Gross profit as a percentage of net sales decreased to (24.6)% in the third quarter of 1998 as compared to 12.5% in the third quarter of 1997. Gross profit decreased $4.2 million to $(1,453,000) in the nine months ended October 2, 1998 from $2.8 million in the nine months ended September 26, 1997. Gross profit as a percentage of net sales decreased to (15.4%) in the first nine months of 1998 compared to 12.6% in the first nine months of 1997. The decrease in gross profit was attributable to the underutilization of existing capacity which had been expanded in the first half of 1996 and the spreading of higher fixed costs, due to a larger available production capacity, over a lower sales volume in the third quarter of 1998. Gross profit also decreased as a result of lower average selling prices of the Company's products in the first half of 1998 as compared to the first half of 1997. Another contributor to the lower gross profit in the third quarter included the write-off of certain raw material and finished goods inventory. The inventory related to one customer whose likelihood of placing any future orders was diminishing. The Company recorded an additional charge for depreciation of approximately $500,000 during the third quarter of 1998 upon changing the estimated useful lives of the Company's long-lived assets to reflect the remaining usefulness to the Company. The abbreviated useful lives resulting from the Company's change is attributable to the Company's decision to cease operations on or about November 15, 1998.

     Selling, General & Administrative Expenses. Selling, general and administrative expenses decreased $286,000, or 26.0%, to $814,000 in the three months ended October 2, 1998 from $1.1 million in the three months ended September 26, 1997. Selling, general and administrative expenses decreased $516,000, or 16.6%, to $2.6 million in the nine months ended October 2, 1998 from $3.1 million in the nine months ended September 26, 1997. The reduction in absolute spending results from lower shipping costs attributable to lower sales volume, and no profit sharing or bonuses in 1998 due to the Company not achieving its operating targets. Selling, general and administrative expenses as a percentage of net sales increased to 25.4% in the third quarter of 1998 compared to 16.4% in the third quarter of 1997. The increase in the percentage resulted from lower net sales.

     Impairment Loss. An impairment loss of $6.4 million was recorded in the second quarter of 1998. The non-cash accounting charge included a charge of $3.5 million related to the write-down of certain long-lived assets and a $2.85 million charge to establish a reserve for doubtful accounts receivable from one customer. An additional charge of $654,000 was recorded in the third quarter to reduce the carrying value of the receivable to zero and to record a liability for amounts received from this customer during the customary preference period which is 90 days prior to filing bankruptcy. The customer filed for Chapter 11 bankruptcy protection on October 11, 1998.

     Costs Associated with Ceasing Operations. The Company incurred during the third quarter of 1998 costs in conjunction with its decision to seek shareholder approval for a plan of liquidation. These costs included severance costs associated with the termination of two executive officers on October 2, 1998, investment banking fees, unamortized loan origination costs and early termination fees associated with the Company's credit facility.

     Interest Income. Interest income consists of interest income from short-term investments.

     Benefit for Income Taxes. The Company recorded no benefit for income taxes for the three months ended October 2, 1998 as compared to a benefit for income taxes of $215,000 for the three months ended September 26, 1997. The Company's effective tax rate was 0% and 126% in the third quarter of 1998 and 1997 respectively. The carrying value of the Company's net deferred tax assets equals the estimated tax liability in the past that may be refunded from the carry back of net operating losses.

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

Net cash provided by (used in) operating activities was $(1.7) million and $91,000 in the nine months ended October 2, 1998 and September 26, 1996. Cash used in operating activities increased significantly from the first nine months of 1997 to the first nine months of 1998 primarily due to the increase in operating losses excluding the impairment charges and costs associated with ceasing operations, the increase in inventory over the third quarter of 1998 resulting from the building of inventory levels, and the decrease in accounts payable and accrued expenses as a result of lower revenue levels in 1998. The increase in cash used was partially offset by the decrease in accounts receivable excluding the impairment allowance recorded in the second and third quarters of 1998 as revenue in the past nine months decreased compared to the previous nine months by 57%.

Net cash used in investing activities was $547,000 and $1.7 million in the first nine months of 1998 and 1997, respectively. Cash used in investing activities in 1997 was primarily for purchases involved in manufacturing process automation. In 1998, the primary investing activity was the purchase of a new pollution control and recycling system in the first quarter. The Company's short-term investments are comprised of investment grade commercial paper.

Net cash used in financing activities was $0 and $100,000 in the first nine months of 1998 and 1997, respectively. Cash used by financing activities in the first nine months of 1997 related to costs of obtaining the revolving credit facility.

Based upon anticipated cash flows from operating activities and remaining proceeds from the initial public offering completed in 1996, the Company believes that it has the liquidity and capital resources needed to meet its financial commitments through 1998 and the subsequent liquidation of the Company's assets, although there can be no assurances that it will in fact have such resources.

During the first quarter of 1998, one of the Company's then significant customers became delinquent in the payment of outstanding accounts receivable totaling $4.1 million. This delinquency occurred because of the customer experiencing significant operating losses and negative cash flow from operations that strained the customer's liquidity. The customer made payments of $0.5 million against its obligations after the customer became delinquent, leaving a balance of $3.6 million. Due to the lack of adherence in the second quarter to the payment plan established in the first quarter and the resulting heightened risk of uncollectibility of the receivable, the Company took a charge in the second quarter of 1998 of $2.85 million ($2.85 million net of tax, or $.40 per share) in order to reduce the receivable to the expected recoverable value in the second quarter of 1998. The customer filed for Chapter 11 bankruptcy protection on October 11, 1998. As a result, the Company took an additional charge of $654,000 in the third quarter to reduce the carrying value of the receivable to zero and to record a liability for amounts received from this customer during the customary preference period, which is 90 days prior to filing bankruptcy.

OUTLOOK

Cerion does not provide forecasts of future financial performance. The statements contained in this Outlook are based upon current expectations. These statements are "forward-looking"; actual events could cause actual results to differ materially.

As noted in Part II, Item 5 below, the Company has announced its intention to cease operations and seek shareholder approval for an orderly liquidation of the Company's assets. Uncertainties arising from this announcement have and will continue to adversely affect results of operations.

FINANCIAL ACCOUNTING STANDARDS NO. 128

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The adoption of SFAS 128 had no impact on the calculation of net income (loss) per share for the periods presented. Net income (loss) per share for the periods presented is determined by dividing the applicable net income (loss) by the weighted average number of common shares outstanding during the period. Options to purchase shares were outstanding during the quarters ended October 2, 1998 and September 26, 1997 but were not included in the diluted earnings per share computation because the exercise price exceeded the average market price for the period.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

There has been no change in the information required by paragraphs (f)(2) through (f)(4) of Item 701 of Regulation S-K from that previously reported by the Company on Form S-R, except as follows with respect to the Company's use of net offering proceeds to the Company from its initial public offering after deducting previously reported expenses, as of October 2, 1998.

The proceeds of $19,525,350 from the initial public offering had been utilized as follows as of October 2, 1998:

  Construction of plant, building and facilities                     $ 1,163,209
  Purchase and installation of machinery and equipment                 5,022,911
  Purchase of real estate                                                 75,000
  Repayment of indebtedness - First Nashua Note                        1,156,429
  Repayment of indebtedness - Second Nashua Note                      10,184,973
  Working capital, including cash and cash equivalents                 1,922,828

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

ITEM 5.  OTHER INFORMATION

See "Recent Developments" in Item 2 above for a description of important recent developments and events affecting the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

     None.

B.   Reports on Form 8-K

     None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CERION TECHNOLOGIES INC.
                                          (Registrant)



Date:  November 13, 1998             By: /s/ Richard A. Clark
                                         -------------------------------------
                                         Richard A. Clark
                                         Vice President-Finance,
                                         Chief Financial Officer and Treasurer
                                         (principal financial and duly
                                         authorized officer)