Form 10-K405/A
period 1997-12-29
CERION TECHNOLOGIES INC
filed 1998-12-03
CIK 1011067

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997

                        Commission file number: 1-5492-1

                            CERION TECHNOLOGIES INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                 02-0485458
   -------------------------------                 -------------------
   (State or Other Jurisdiction of                  (I.R.S. Employer
   Incorporation or Organization)                  Identification No.)

                 1401 INTERSTATE DRIVE, CHAMPAIGN, IL 61822-1065
              -----------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (217) 359-3700
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                            $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      On November 23, 1998, the aggregate market value of the voting stock held by nonaffiliates totaled approximately $1,244,425 based on the closing stock price as reported by The Nasdaq Stock Market.

      On November 23, 1998, there were 7,054,593 shares of common stock, $.01 par value, of the registrant issued and outstanding.

      Cerion Technologies Inc. (the "Company") is amending Exhibit 99.1, "Financial Section of the 1997 Annual Report to Shareholders, pages 12 through 23", to its Form 10-K for the fiscal year ended December 31, 1997. The modification includes two new "Subsequent Event" footnotes. The first, "Subsequent Event - Liquidation", references the previously announced decision of the Company's Board of Directors on September 14, 1998 to cease operations on November 15, 1998 and seek shareholder approval for an orderly liquidation of the Company's assets. The second, "Subsequent Event-Accounts Receivable and Fixed Asset Write-Down During Fiscal 1998 (Unaudited)" describes charges taken by the Company during the second and third quarters of 1998 related to the Impairment Loss on Long-Lived Assets and Bad Debt Charges. (See Exhibit 99.1, page 23 for each of these added disclosures.) Furthermore, the "Report of Independent Accountants" included previously on page 23 of Exhibit 99.1 has been modified to include an additional paragraph that refers the reader of the report to the "Subsequent Event - Liquidation" footnote. (See Exhibit 99.1, pages 24-25 for the updated "Report of Independent Accountants".)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

List of Exhibits.

EXHIBIT
NUMBER                                      DESCRIPTION

99.1 Financial Section of the 1997 Annual Report to Shareholders, pages 12 through 25, including financial statements modified for significant post balance sheet events (Exhibit 99.1 originally filed as Exhibit 99.1 of Form 10-K filed for the year ended December 31, 1997, File Number 1-5492-1).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CERION TECHNOLOGIES INC.
                               (Registrant)

Date:  December 3, 1998        By: /s/  RICHARD A. CLARK
                                   ---------------------------------------------
                                   Richard A. Clark
                                   Vice President-Finance,
                                   Chief Financial Officer and Treasurer
                               (principal financial and duly authorized officer)